Form 10-Q
period 2025-09-30
Brookfield Private Equity Fund LP
filed 2025-11-13
CIK 2074065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission file number 000-56760
Brookfield Private Equity Fund LP
(Exact Name of Registrant as Specified in Its Charter)

Delaware	39-2276289
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
250 Vesey Street, 15th Floor New York, New York	10281
(Address of principal executive offices)	(Zip Code)
(855) 777-8001
(Registrant’s telephone number, including area code)
N/A
(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	None.	None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 13, 2025, the registrant had the following limited partnership units outstanding: no units of Class D, no Units of Class I, no Units of Class S, no units of Class B-2 and 30,780,788 units of Class B-1.

EXPLANATORY NOTE
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to:
•the term “Aggregator” refers to BPEF US Aggregator (ON) LP, an Ontario limited partnership (including any successor vehicle or vehicles used to aggregate the holdings of the Fund and any Parallel Fund);
•the term “BPE” refers to the Fund, the Feeder, any Parallel Funds, and, as the context so requires, any Intermediate Entities;
•the term “BPE Lux” means Brookfield Private Equity Fund (SICAV), a sub-fund of Brookfield Oaktree Wealth Solutions Alternative Funds S.A. SICAV-UCI Part II, a Luxembourg multi-compartment investment company with variable capital (société d’investissement à capital variable) available to eligible investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, Asia and certain other non-U.S. jurisdictions, together with its related entities;
•the term “BPE Program Participants” means (i) the Fund, (ii) BPE Lux, (iii) any other Brookfield Account that (1) invests alongside the Fund and/or BPE Lux and (2) is designated as a BPE Program Participant by Brookfield in its sole discretion, and (iv) in the case of each person described in the immediately preceding clauses (i) through (iii), any of their respective intermediate entities and other related entities;
•the term “Brookfield” refers to Brookfield Asset Management Ltd., a corporation organized under the laws of British Columbia, Canada, Brookfield Corporation, a corporation organized under the laws of Ontario, Canada, and Brookfield Wealth Solutions Ltd., a corporation organized under the laws of Bermuda and each of their respective affiliates;
•the term “Brookfield Accounts” means the Brookfield Funds, together with Brookfield;
•the term “Brookfield Funds” refers to public and private investment vehicles and programs that Brookfield currently manages and participates in, and may in the future manage and participate in, including co-investment vehicles, sidecar vehicles, separate accounts, region-specific vehicles, strategy-specific vehicles, sector-specific vehicles and proprietary vehicles and, in the case of each of the aforementioned fund vehicles, each entity formed as a parallel fund, executive fund, companion vehicle, feeder vehicle, co-investment vehicle or alternative investment vehicle thereof;
•the term “Brookfield Investors” means Brookfield or its subsidiaries, affiliated entities and related parties;
•the term “Dealer-Manager” means Brookfield Oaktree Wealth Solutions LLC, the Dealer-Manager for the Fund;
•the term “Feeder” refers to Brookfield Private Equity TE Feeder Fund LP, a Delaware limited partnership;
•the terms “Fund,” “we,” “us,” and “our” refer to Brookfield Private Equity Fund LP, a Delaware limited partnership and its consolidated subsidiaries including the Aggregator;
•the term “General Partner” refers to Brookfield Private Equity Fund GP LLC, a Delaware limited liability company;
•the term “Intermediate Entities” refers to intermediate entities (including corporations, limited liability companies or limited partnerships (including the Aggregator)) used to hold the Fund’s Investments, directly or indirectly, as determined by the General Partner;
•the term “Investment” includes any investment made by the Fund, including without limitation, direct private equity investments, investments in other funds or vehicles acquired in primary or secondary transactions, and investments in debt or other securities or assets;
•the term “Investor Units” refers to the Class D Units, the Class I Units and the Class S Units;

•the term “Manager” refers to Brookfield Asset Management Private Institutional Capital Adviser (Private Equity), L.P., a limited partnership formed under the laws of the Province of Manitoba;
•the term “NAV” refers to net asset value of Units as determined in accordance with the calculation policies of the Fund, as updated from time to time;
•the term “Parallel Funds” refers to one or more parallel vehicles established by, or at the direction of, Brookfield, to facilitate investment by certain investors, including to accommodate legal, tax, accounting, regulatory, compliance or certain other operational requirements, to generally invest alongside the Fund (as determined in the Manager’s discretion), but excluding BPE Lux; and
•the term “Unitholders” refers to holders of our limited partnership units (the “Units”). There are three classes of Units available to Fund investors that are not Brookfield Investors: Class D (“Class D” or the “Class D Units”), Class I (“Class I” or the “Class I Units”) and Class S (“Class S” or the “Class S Units”). Class B-1 (“Class B-1” or the “Class B-1 Units”) and Class B-2 (“Class B-2” or the “Class B-2 Units” and together with Class D, Class I, Class S and Class B-1, each a “Class”) are held only by Brookfield, certain of its affiliates, related parties and employees and the Fund’s employees, officers and directors, and other persons as determined by the General Partner in its sole discretion and are not being offered to other investors. “Brookfield Units” include Class B-1 Units, Class B-2 Units and any other class or series of Units designated by the General Partner as Brookfield Units.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain forward-looking statements, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “will,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled” and similar expressions. The Fund’s actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Potential investors should not rely on these statements as if they were fact.
Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Fund that its plans and objectives will be achieved. These risks and uncertainties include those described or identified elsewhere in this Quarterly Report on Form 10-Q and in “Item IA. Risk Factors” in this Quarterly Report on Form 10-Q and in our Amendment No. 1 to Form 10 Registration Statement (the “Form 10”), filed on August 22, 2025 with the U.S. Securities and Exchange Commission (the “SEC”), as such factors may be updated from time to time in our filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our other filings should not be regarded as a representation by us that our plans and objectives will be achieved. These projections and forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q. The Fund assumes no duty and does not undertake to update the forward-looking statements, except as required by applicable law. Our actual results may differ significantly from any results expressed or implied by these forward-looking statements.
References herein to “expertise” or any party being an “expert” are based solely on the belief of Brookfield, are intended only to indicate proficiency as compared to an average person and in no way limit any exculpation provisions or alter any standard of care applicable to Brookfield. Additionally, any awards, honors, or other references or rankings referred to herein with respect to Brookfield or any investment professional are provided solely for informational purposes and are not intended to be, nor should they be construed or relied upon as, any indication of future performance or other future activity. Any such awards, honors, or other references or rankings may have been based on subjective criteria and may have been based on a limited universe of participants, and there are other awards, honors, or other references or rankings given to others and not received by Brookfield and/or any investment professional of Brookfield. In addition, unless the context otherwise requires, the words “include,” “includes,” “including” and other words of similar import are meant to be illustrative rather than restrictive.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Brookfield Private Equity Fund LP
Consolidated Statement of Assets and Liabilities (Unaudited)
(Dollars in thousands except Units)

September 30, 2025
Assets
Investments at Fair Value (Cost $769,520)	$769,678
Cash	—
Derivative Assets at Fair Value	718
Total Assets	$770,396

Liabilities
Due to Affiliates	$3,958
Deferred Tax Liabilities, Net	16,482
Total Liabilities	$20,440

Commitments and Contingencies (Note 7)

Net Assets
Limited Partnership Unit - Class B-1 Units, unlimited Units authorized (30,780,788 Units issued and outstanding as of September 30, 2025)	$749,956
Total Net Assets	$749,956
Total Liabilities and Net Assets	$770,396

See accompanying notes to the Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands)

	For the Three-Months Ended September 30, 2025	May 21, 2025 (Inception) to September 30, 2025
Expenses
Organizational Expenses	$3,791	$3,791
Professional Fees	167	167
Total Expenses	$3,958	$3,958
Net Investment Income (Loss) Before Provision for Taxes	(3,958)	(3,958)
Provision for Taxes	(1,051)	(1,051)
Net Investment Income (Loss)	$(5,009)	$(5,009)
Net Change in Unrealized Gains (Losses)
Net Change in Unrealized Gain (Loss) on Investments	158	158
Net Change in Unrealized Gain (Loss) on Derivative Instruments	718	718
Net Change in Unrealized Gains (Losses) on Investments and Derivative Instruments	876	876
Net Increase (Decrease) in Net Assets Resulting from Operations	$(4,133)	$(4,133)

See accompanying notes to the Consolidated Financial Statements

Brookfield Private Equity Fund LP
Consolidated Statement of Changes in Net Assets (Unaudited)
(Dollars in thousands)

	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units	Total Net Assets(i)
Net Assets at May 21, 2025 (Inception)	$—	$—	$—	$—	$—	$—
Operations	—	—	—	—	—	—
Capital Unit Transactions	—	—	—	—	—	—
Net Assets at June 30, 2025	$—	$—	$—	$—	$—	$—
Operations
Net Investment Income (Loss)	$—	$—	$—	$(5,009)	$—	$(5,009)
Net Change in Unrealized Gains (Losses) on Investments and Derivative Instruments	—	—	—	876	—	876
Net Increase (Decrease) in Net Assets Resulting from Operations	—	—	—	(4,133)	—	(4,133)
Capital Unit Transactions
Contribution of Investments	—	—	—	769,520	—	769,520
Deferred Tax Liability on Contributed Investment	—	—	—	(15,431)	—	(15,431)
Contributions for Units Issued	—	—	—	754,089	—	754,089
Net Assets at September 30, 2025	$—	$—	$—	$749,956	$—	$749,956
(i) Includes $0.1 attributable to General Partner interest
See accompanying notes to the Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Three-Months Ended September 30, 2025	May 21, 2025 (Inception) to September 30, 2025
Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(4,133)	$(4,133)
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net Change in Unrealized (Gain) Loss on Investments	(158)	(158)
Net Change in Unrealized (Gain) Loss on Derivative Instruments	(718)	(718)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Deferred Tax Liabilities, Net	1,051	1,051
Increase (Decrease) in Due to Affiliates	3,958	3,958
Net Cash (Used in) Provided by Operating Activities	$—	$—

Financing Activities
Net Cash (Used in) Provided by Financing Activities	$—	$—

Cash
Net Increase (Decrease) in Cash During the Period	$—	$—
Cash, Beginning of Period	—	—
Cash, End of Period	$—	$—

Supplemental Disclosure of Non-Cash Financing Activities:
Units Issued in Exchange for Investments	$769,520	$769,520

See accompanying notes to the Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Consolidated Schedule of Investments as of September 30, 2025 (Unaudited)

(Dollars In thousands)

Name of Investments	Geography	Fair Value	Fair Value as a Percentage of Net Assets (v)
Portfolio Companies (i)
Business Services
Nielsen (112,548 preferred shares)	North America	$137,605	17.9%
Total Business Services		137,605
Industrials
DexKo Global Inc. (882 common shares)	North America	141,830	18.4%
Cupa Finance, S.L (1,075,152 common shares, 36,627,151 preferred shares)	Europe	56,141	7.3%
Total Industrials		197,971
Technology Services
CDK Global II LLC (8,080,598 common shares (Class A))	North America	134,443	17.5%
Other Investments in Portfolio Companies (ii)	North America	36,494	4.7%
Total Technology Services		170,937
Infrastructure Services
Scientific Games Holdings LP (91,631,532 common shares)	North America	156,572	20.3%
Brand Industrial Holdings Inc. (730,626 common shares)	North America	53,510	6.9%
Other Investments in Portfolio Companies (ii)	Rest of World	31,999	4.2%
Other Investments in Portfolio Companies (ii)	North America	2,043	0.3%
Total Infrastructure Services		244,124
Total Portfolio Companies (Cost: North America: $664,208, Europe: $58,129, Rest of World: $29,366) (iii)		$750,637
Private Debt
Other Investments in Debt (ii)(iv)	North America	19,041	2.5%
Total Debt (Cost: North America: $17,817) (iii)		$19,041
Total Investments		$769,678
Cash
Cash		—	—%
Total Cash		$—
Derivative Instruments
Foreign Currency Contracts		718	0.1%
Total Derivative Instruments		$718
Total Investments, Cash and Derivative Instruments		$770,396	100.0%
(i) Portfolio Companies are equity interests, held indirectly through investments in intermediate entities, and include different forms of interests and rights and obligations that represent ownership in an entity or the right to acquire or dispose of ownership in an entity, including but not limited to (1) common equity, (2) preferred equity, (3) warrants and (4) other equity-linked securities.
(ii) There were no single investments included in this category that exceeded 5% of Net Assets.
(iii) Fair value at transfer; actual cost may differ depending on the fair value and applicable discount at the time of redemption of Class B-1 units.
(iv) Private Debt investments include different forms of interests that represent a creditor relationship with an investee, including but not limited to direct lending debt investments.
(v) Fair Value as a Percentage of Net Assets may not add to 100.0% due to rounding.

See accompanying notes to the Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Notes to Consolidated Financial Statements (Unaudited)
1. Organization
Brookfield Private Equity Fund LP a Delaware limited partnership formed on May 21, 2025 (together with its consolidated subsidiaries, the "Fund"), is a private fund exempt from registration under Section 3(c)(7) of the U.S. Investment Company Act of 1940, as amended (the “1940 Act”). The Fund is governed by a limited partnership agreement signed on May 21, 2025, as amended and restated on August 21, 2025 (the “Partnership Agreement”). The Fund conducts a continuous private offering of its limited partnership units (“Units”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the 1940 Act). The Fund has filed a registration statement under Section 12(g) of the U.S. Securities and Exchange Act of 1934, as amended.
The Fund's investment objective is to seek to generate long-term capital appreciation. The Fund is expected to primarily invest in and alongside public and private investment vehicles that are managed by, or in the future may be managed by, Brookfield Asset Management Ltd., a corporation organized under the laws of British Columbia, Canada ("BAM"), Brookfield Corporation, a corporation organized under the laws of Ontario, Canada ("Brookfield Corporation"), Brookfield Wealth Solutions Ltd., a corporation organized under the laws of Bermuda ("BWS" and together with BAM, Brookfield Corporation and each of their respective affiliates, "Brookfield") and/or through its own stand-alone investments across Brookfield’s private equity strategies, including controlled, non-controlled and structured investments. The Fund may also invest in loans, bonds, evidence of indebtedness, debt securities (including convertible debt), public equities or other types of debt or debt-like instruments. The Fund’s investment objective is to provide long-term capital appreciation. The Fund will generally seek to invest 80-85% of its total assets in direct and secondary private equity investments and primary commitments in investment funds and 15-20% of its total assets in a public securities portfolio.
The Fund has been structured as a perpetual vehicle, with monthly, fully funded subscriptions and quarterly redemptions. The Fund commenced investment operations and activities on July 3 and 4, 2025, when initial investments were transferred to the Fund from Brookfield, each a “Seed Investment”. In exchange, Brookfield received an entitlement to Class B-1 Units in the Fund, which were then issued on September 29, 2025. From inception to September 30, 2025, the Fund did not receive any third-party subscriptions nor process any corresponding redemptions.
Brookfield Private Equity TE Feeder Fund LP (the “Feeder”), a Delaware limited partnership, is expected to invest all or substantially all of its assets in one or more entities treated as a corporation for U.S. federal income tax purposes (a “Corporation”) which, in turn, intend to invest in all or substantially all of their assets in the Fund. The Feeder was established for certain investors with particular tax characteristics, such as tax‐exempt investors and certain non‐U.S. investors. No investments have been made in and through the Feeder as of September 30, 2025.
The Fund invests all or substantially all of its assets through its investment in BPEF US Aggregator (ON) LP (together with its consolidated subsidiaries, collectively referred to as the “Aggregator”). The Aggregator has the same investment objectives as the Fund and has been set up to aggregate all or substantially all of the Fund’s investments. As a consolidated controlled subsidiary of the Fund, the Aggregator’s results are included in the unaudited consolidated financial statements of the Fund.

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of Brookfield, to facilitate investment by certain investors, including to accommodate legal, tax, accounting, regulatory, compliance or certain other operational requirements, to generally invest alongside the Fund, but excluding Brookfield Private Equity Fund (SICAV) (“BPE Lux”). Parallel Funds may be established to accommodate legal, tax, accounting, regulatory, compliance, structuring or other operational requirements of certain investors. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of the Fund or the Feeder. The Fund, the Feeder, the Aggregator and any Parallel Funds collectively form “BPE.” BPE and BPE Lux collectively form the “BPE Fund Program,” but are operated as distinct investment structures.
Brookfield Private Equity Fund GP LLC, a Delaware limited liability company, is the general partner (the “General Partner”) of the Fund. The General Partner is responsible for the management and control of the business of the Fund. The investment manager of the Fund is Brookfield Asset Management Private Institutional Capital Adviser (Private Equity), L.P. (the “Manager”), a limited partnership formed under the laws of the Province of Manitoba. The Manager is registered with the United States Securities and Exchange Commission as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended from time to time. The Manager is responsible for initiating, structuring and negotiating the Fund’s investments. Both the General Partner and Manager are subsidiaries of BAM.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Fund is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services‐Investment Companies (“ASC 946”). Accordingly, investments are measured at fair value in the Consolidated Statement of Assets and Liabilities, with changes in fair value recognized as Net Change in Unrealized Gain (Loss) on Investments and Net Realized Gain (Loss) on Investments in the Consolidated Statements of Operations.
Use of Estimates
The preparation of unaudited consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic environment, financial markets, creditworthiness of our portfolio companies, and any other parameters used in determining these estimates could cause actual results to differ materially. Such estimates include those used in the valuation of the Fund’s investments and financial instruments and the measurement of deferred tax balances. Actual results could differ from those estimates.

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Principles of Consolidation
In accordance with ASC 946, the Fund, as an investment company, generally does not consolidate subsidiaries unless it holds a controlling financial interest in another investment company or in an operating company whose sole business is to provide services to the Fund. A controlling financial interest is defined as (a) the power to direct the activities of the investment company that most significantly impact the Fund’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the investment company. In instances where the Fund wholly owns another investment company, this would constitute a controlling interest, and consolidation would be appropriate. For non‐wholly owned interests in investment companies, the Fund assesses the nature of the investment structure and considers its interests in and governance rights over the investment company to determine whether it holds a controlling financial interest. This analysis requires significant judgment.
The Fund has determined that it holds a controlling financial interest in the Aggregator, because: (a) the General Partner acts solely on behalf of the Fund in carrying out its duties, and (b) the Fund absorbs substantially all of the Aggregator’s economic variability. The Aggregator is considered an investment company under GAAP and is therefore consolidated by the Fund. The Aggregator holds a number of wholly owned subsidiaries that are also considered investment companies under ASC 946. These subsidiaries are also consolidated by the Fund. At each reporting date, the Fund evaluates whether it continues to hold a controlling financial interest in the Aggregator or any other entities within the Fund structure and assesses the implications for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Fair Value of Investments and Financial Instruments
ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment, the characteristics specific to the investment, and the state of the marketplace. Investments with readily available, actively quoted prices, or for which fair value can be measured from actively quoted prices, generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Investments measured and reported at fair value are classified and disclosed in one of the following categories:
•Level I ‐ Unadjusted quoted prices in active markets for identical investments as of the reporting date.
•Level II ‐ Pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.
•Level III ‐ Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, valuations for comparable companies, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant judgment.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
Investments at Fair Value
The Fund measures its investments at fair value in accordance with ASC 820. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. In the absence of observable market prices, the Fund’s investments are measured using valuation methodologies applied on a consistent basis as described below. Additional information regarding these investments is provided in Note 3. “Investments and Fair Value Measurements”.
The Fund determines the fair value of its investments using the best information available under the circumstances, incorporating its own assumptions, including those market participants would likely use. This process involves a significant degree of judgment and considers both internal and external factors, including appropriate risk adjustments for non-performance and liquidity. Additional considerations include macroeconomic and industry conditions, potential transactions, external indications of value, investment performance, outlook, and related cash flow activity. In the absence of observable market prices, the Fund may use multiple valuation techniques and, where no external indication of value exists, may apply equal weighting across approaches. The selection and weighing of valuation methods may vary depending on specific facts and circumstances and shall be subject to change from time to time depending on the applicable asset. The values estimated by the Fund may differ significantly from values that would have been used had a readily available market for the investments existed and the differences could be material to the unaudited consolidated financial statements.

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The income approach is generally the Fund’s primary valuation approach for its private investments. Most commonly under the income approach, the discounted cash flow method is used, whereby the fair value of an investment is estimated based on the present value of the cash flows from the investment using reasonable assumptions and estimations of expected future cash flows and the appropriate risk-adjusted discount rate that captures the risk inherent to the investment. Investments may also be valued at their acquisition price for a period of time after an acquisition as the best measure of fair value in the absence of any conditions or circumstances that would indicate otherwise.
In determining the fair value of portfolio companies under this approach, the Fund makes assumptions over a projection period regarding unobservable inputs such as revenues, operating income, capital expenditures, income taxes, working capital needs and the terminal value and exit multiple of the investee company, among other things. The Fund discounts those projected cash flows by deriving a discount rate based on a capital structure similar to that of a market participant using observable inputs such as the rate of return available in the market on an investment free of default risk, an equity risk premium to reflect the additional risk of a market portfolio of equity instruments over risk‐free instruments, beta as a measure of risk based on share price correlation to the market, and equity and debt‐to‐capital ratios of companies deemed comparable to the portfolio company.
The Fund may also use one or more secondary approaches (e.g., comparable market transactions, performance multiples, net asset valuations, guideline public companies, and external valuation indications) to assess the reasonableness of the conclusion from the primary approach.
Investments in debt securities that are not listed on an exchange are valued by the Fund after considering among other factors, external pricing sources, recent trading activity or market transactions of similar securities adjusted for security specific factors such as structure priority and interest and yield risks.
Publicly traded investments in active markets are reported at the market closing price, less a discount, as appropriate, as determined by the Fund to reflect restrictions on disposition where such restrictions are an attribute of the investment.
Convertible preferred investments may be valued using an option pricing model based on the specific terms of the security, including but not limited to, the publicly traded share price of the common shares or units in active markets as of the reporting date, preferred-in-kind dividend rate, relative yield and other adjustments to the common shares or units, as well as restrictions related to timing of conversion, as applicable, or actual trades of the convertible preferred investment.
Cash and Cash Equivalents
Cash represents cash held in banks. Cash equivalents represent short‐term, highly liquid investments with original maturities of three months or less.
Foreign Currency
Assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the reporting date. Transactions denominated in foreign currencies, including purchases and sales of investments and income and expenses, are translated into U.S. dollar amounts on the date of those transactions. The Fund’s investments may be denominated in foreign currencies and thus, are subject to foreign currency exchange rate fluctuations. Adjustments arising from foreign currency transactions and translation of assets and liabilities denominated in foreign currencies are reflected in the Consolidated Statements of Operations.

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Fund does not separately report the effect of changes in foreign exchange rates on investments from changes in market prices of those investments. Accordingly, such effects are included in Net Realized Gain (Loss) on Investments and Net Change in Unrealized Gain (Loss) on Investments in the Consolidated Statements of Operations.
Segment Reporting
The Fund operates through a single reportable segment. The chief operating decision maker (the “CODM”) is the Fund’s Chief Executive Officer. The CODM assesses the performance of, allocates resources and makes operating decisions for the Fund primarily based on the Fund’s Net Increase (Decrease) in Net Assets Resulting from Operations. Reportable segment assets are reflected on the accompanying Consolidated Statement of Assets and Liabilities as Total Assets and reportable segment significant expenses reviewed by the CODM are listed on the accompanying Consolidated Statements of Operations.
Net Realized and Unrealized Gain (Loss) on Investments
The Fund recognizes Net Realized Gain (Loss) on Investments when transacted by the Fund. Without regard to unrealized gains or losses previously recognized, Net Realized Gain (Loss) on Investments are measured as the difference between the net proceeds from the sale, repayment or disposal of an asset and the adjusted cost basis of the asset.
Net Change in Unrealized Gain (Loss) on Investments is the change in fair value of the Fund's underlying investments. Net Change in Unrealized Gain (Loss) on Investments reflects the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized.
Derivative Instruments
The Fund recognizes derivative instruments as assets or liabilities at fair value in its Consolidated Statement of Assets and Liabilities as Derivative Assets at Fair Value and Derivative Liabilities at Fair Value, respectively. Derivative instruments are valued based on contractual cash flows and observable inputs generally comprising of yield curves and foreign currency rates.
Unrealized gains and losses are presented in Net Change in Unrealized Gain (Loss) on Derivative Instruments on the Consolidated Statements of Operations. When a derivative instrument is settled through either delivery or offset by entering into another derivative instrument contract, the Fund recognizes realized gains or losses equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it was closed.
As of September 30, 2025, the Fund had not designated any derivative instruments as fair value, cash flow or net investment hedges for accounting purposes.
Further information on derivative instruments can be found within Note 4. “Derivative Instruments”.
Organizational, Offering and Fund Expenses
Prior to the first anniversary of the date on which the Fund first accepts third-party investors (the "Initial Offering Date”), Organizational Expenses, offering expenses and certain other fund expenses may be funded by the Manager in its sole discretion. The Fund may reimburse the Manager for these advanced expenses ratably over the sixty (60) months following the first anniversary of the Initial Offering Date and the Manager, in its sole discretion, may voluntarily waive such reimbursement. After the first anniversary of the Initial Offering Date, organizational and certain other fund expenses will be recorded as incurred. To the extent these expenses are funded by the Manager, a payable to the Manager is recognized as Due to Affiliate on the Consolidated Statement of Assets and Liabilities.

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Offering expenses related to issuance of Units to third-party investors will be capitalized as Deferred Offering Costs as an asset on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period from the respective offering date in Deferred Offering Costs Amortization on the Consolidated Statements of Operations. To the extent they are funded by the Manager, offering expenses are recognized as Due to Affiliates on the Consolidated Statement of Assets and Liabilities. Organizational Expenses and offering expenses are ultimately expenses of the Fund since the expenses benefit all investors that invest through the Fund, the Feeder or any Parallel Fund. Refer to Note 6. “Related Party Transactions” for more information.
Expense Support
For the eighteen-month period following the Initial Offering Date, the Manager may forgo an amount of its monthly Management Fee to offset specified expenses and/or pay, absorb, or advance certain expenses of the Fund, such that the annual expenses borne by the Fund (excluding Management Fees, Servicing Fees, Performance Participation Allocation (as defined in Note 6. “Related Party Transactions”), taxes, and other excluded items) do not exceed 0.70% of the Fund's net assets annualized as of the end of each calendar month. The reduction in management fees is reported as Expense Support on the Consolidated Statements of Operations. Refer to Note 6. “Related Party Transactions” for more information.
Management Fees Waived
The Manager has agreed to waive the Management Fees (as defined in Note 6. “Related Party Transactions”) for a period of twelve months from the Initial Offering Date. The waived Management Fees are reported in Management Fees Waived on the Consolidated Statements of Operations. Refer to Note 6. “Related Party Transactions” for more information.
Servicing Fees
Pursuant to the Dealer Manager Agreement (as defined in Note 6. “Related Party Transactions”) signed on October 28, 2025 and entered into between the Fund and Brookfield Oaktree Wealth Solutions LLC, a broker-dealer (the “Dealer-Manager”), the Fund will pay to the Dealer-Manager a Servicing Fee (as defined in Note 6. ”Related Party Transactions”). The Servicing Fees are expensed as they are incurred. The Servicing Fees will begin accruing on the Initial Offering Date. No Servicing Fees are payable for the Class I Units or the Brookfield Units (as defined in Note 5. "Net Assets").
Income Taxes
The Fund is treated as a partnership for U.S. federal income tax purposes. As a partnership, the Fund is generally not directly subject to U.S. federal or state income taxes. Instead, each partner is individually responsible for reporting their share of the Fund’s taxable income or loss on their respective income tax returns. It is possible however, that the Fund may be considered a publicly traded partnership and not meet the qualifying exception in certain years. In such a scenario, the Fund would be treated as a publicly traded partnership taxed as a corporation, rather than as a partnership. The investors in the Fund would be treated as shareholders in a corporation, and the Fund would become a taxable corporation for U.S Federal, state and/or local income tax purposes. The Fund would be required to pay income tax at corporate rates on its net taxable income.
The Fund also operates, in part, through subsidiaries that are treated as corporations for U.S. and non-U.S. tax purposes and are therefore subject to U.S. federal, state, and/or local income taxes at the subsidiary level, including entities that function as corporate blockers. As a result, tax provisions and deferred tax balances have been recognized based on the tax attributes of each of the entities within the Fund. Refer to Note 8."Income Taxes” for more information.

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Deferred Taxes
Under GAAP, the asset and liability method of accounting for income taxes is applied. Deferred Tax Liabilities, Net are recognized for temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities, as well as for net operating loss and capital loss carryforwards. These are measured using enacted tax rates expected to apply in the periods when the temporary differences are expected to be recovered or settled. A valuation allowance is recognized when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realizability of deferred tax assets is assessed based on all positive and negative evidence, including the amount and character of future taxable income. Refer to Note 8."Income Taxes” for more information.
Uncertain Tax Positions
The Fund recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority, based solely on its technical merits. If this threshold is met, the recognized benefit is measured as the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement. Tax positions are reassessed each reporting period as new information becomes available. The Fund’s policy is to record interest and penalties, if applicable, as a component of the Provision for Taxes on the Consolidated Statements of Operations. Refer to Note 8."Income Taxes” for more information.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires the annual financial statements to include income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Fund’s annual reporting periods beginning after December 15, 2025. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Fund is currently evaluating the effect that adoption of ASU 2023-09 will have on its unaudited consolidated financial statements.
3. Investments and Fair Value Measurements
On July 3 and 4, 2025, Brookfield and certain of its subsidiaries, affiliated entities and related parties (collectively, “Brookfield Investors”) entered into a series of Purchase and Sale Agreements with the Fund, whereby the Fund agreed to issue to such Brookfield Investors before the Initial Offering Date 30,780,788 Class B-1 Units in exchange for the completed sale and transfer of nine Seed Investments, with an aggregated purchase price of approximately $769.5 million. Class B-1 Units were issued on September 29, 2025. The Seed Investments are interests in industrials and technology, business, and infrastructure services. As at September 30, 2025, the Fund’s portfolio consisted only of such Seed Investments.
The following table summarizes the valuation of the Fund’s investments by the fair value hierarchy levels as of September 30, 2025:

	September 30, 2025
	Level I	Level II	Level III	Total Fair Value
Portfolio Companies	$—	$—	$750,637	$750,637
Debt Investments	—	—	19,041	19,041
Derivative Assets	—	718	—	718
Total	$—	$718	$769,678	$770,396

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the period ended September 30, 2025, the following table presents changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	September 30, 2025
	Portfolio Companies	Debt Investments
Balance as of May 21, 2025 (Inception)	$—	$—
Purchase of investments	751,703	17,817
Net Change in Unrealized Gain (Loss) on Investments	(1,066)	1,224
Balance, End of Period	$750,637	$19,041
The following summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of September 30, 2025:

	Quantitative Information about Level III Fair Value Measurements
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an increase in input
Portfolio Companies	$750,637	Discounted Cash Flows	WACC (Weighted Average Cost of Capital)	10.2% - 18.6%	11.9%	Decrease
.			Terminal Multiple	8.7x - 18.0x	11.6x	Increase
Private Debt Investments	19,041	Cost Plus Accrued Interest	N/A	N/A	N/A	N/A
Total Investments	$769,678
4. Derivative Instruments
In the normal course of business, the Fund may enter into derivative instruments to achieve certain risk management objectives. These instruments primarily include forward currency contracts. A foreign currency forward contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. The Fund utilizes forward currency contracts to hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated investments or to facilitate settlement of foreign currency denominated transactions. Foreign currency forward contracts involve elements of market risk in excess of the amounts reflected on the Consolidated Statement of Assets and Liabilities.

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As a result of the use of derivative contracts, the Fund is exposed to the risk that counterparties will fail to fulfill their contractual obligations and the risk of an unfavorable change in the foreign exchange rate underlying the foreign currency forward contract. To mitigate counterparty risk, the Fund enters into contracts with certain major financial institutions, all of which have investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying investments recognized by the Fund.
The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value of the foreign exchange contracts:

	September 30, 2025
	Total Fair Value	Notional
Derivative Assets
Foreign Currency Forward Contracts (EUR)	$718	€63,006
5. Net Assets
Partners’ Capital
At the direction of the General Partner, the Fund has the authority to issue an unlimited number of Units of each Unit Class.
As of September 30, 2025, the Fund intends to offer three classes of limited partnership units (“Investor Units”): Class D (“Class D” or the “Class D Units”), Class I (“Class I” or the “Class I Units”) and Class S (“Class S” or the “Class S Units”). In addition, the Fund has authorized for issuance of Class B-1 (“Class B-1” or the “Class B-1 Units”) and Class B-2 (“Class B-2” or the “Class B-2 Units”) and together with Class D, Class I, Class S and Class B-1, each a “Class” or a "Unit Class". "Brookfield Units" include Class B-1 Units, Class B-2 Units and any other class or series of Units designated by the General Partner as Brookfield Units. The key differences among each Unit Class relate to the ongoing Servicing Fees, Management Fees and Performance Participation Allocation.
Issuance of Units
As of September 30, 2025, the Fund has issued 30,780,788 Class B-1 Units to Brookfield Investors. No Class B-2, Class D, Class I, or Class S Units have been issued by the Fund since its inception on May 21, 2025.
The following table presents transactions in the Fund’s Units from inception to September 30, 2025:

Class B-1 Units
Units Outstanding as of May 21, 2025 (Inception)	—
Units Issued	30,780,788
Redemption of Units	—
Units Outstanding as of September 30, 2025	30,780,788

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The purchase price per Unit of each Class will be equal to the transactional net asset value (“Transactional NAV”) per Unit for such Class as of the last calendar day of the immediately preceding month, aside from the initial offering purchase price of $25.00 per Unit of each Class. The Transactional NAV per Unit for each Class is determined by dividing the total assets of the Fund attributable to such Class, less the value of any liabilities of such Class, accrued expenses and adjusted for any fees applicable to certain classes of Units, by the total number of outstanding Units of such Class. Investor Units and Class B-2 Units are eligible for redemption under the Fund’s Redemption Program, which generally allows up to 5% of all outstanding units to be redeemed each quarter, whereas Class B-1 Units are subject to a separate redemption arrangement that includes a discount per unit.
Redemption of Class B-1 Units
As of the last calendar day of each month, the Fund may redeem Class B-1 Units from the Brookfield Investors in an amount determined by the General Partner in its sole discretion.
The redemption price per Class B-1 Unit for redemptions from Brookfield Investors will be for a period of the first 18 months, the lesser of (1) the then-current Transactional NAV per Class B-1 Unit and (2) the amount determined by dividing (A) the then-current fair value of the remaining Seed Investments determined in accordance with the Fund’s valuation policy less an agreed upon blended discount determined as a product of individualized rates associated with each of the Seed Investments, by (B) the total number of outstanding Units of Class B-1 Units, in each case as of the last calendar day of the applicable month. After the first 18 month period, Class B-1 Units will be redeemed at the Transactional NAV. Any benefit from the redemption proceeds being below the Transactional NAV for the Class B-1 Units at the time of redemption shall be retained by the Fund as a whole and may be used for any permitted purpose under the Fund’s agreements.
Redemption of Investor Units and Class B-2
At the sole discretion of the General Partner and in accordance with the Partnership Agreement the Fund has implemented a redemption program (“Redemption Program”) to allow for redemptions of Investor Units and the Class B-2 Units, on a quarterly basis, up to 5% of all Classes of Units outstanding. The General Partner may, in its discretion and in accordance with the Partnership Agreement, cause the Fund to exceed the 5% quarterly redemption limitation in any calendar quarter. The General Partner may amend or suspend the Redemption Program if in its reasonable judgment it deems such actions to be in the Fund’s best interest, including but not limited to tax, regulatory or other structuring reasons.
The Redemption Program is expected to commence in the first full quarter following the Initial Offering Date. Any redemption requests for Units that have not been outstanding for at least two (2) years will be subject to an early redemption fee equal to 5% of the Transactional NAV of the Units being redeemed (calculated as of the redemption date) for the benefit of the Fund and therefore indirectly its Unitholders. The two-year holding period is measured as of the subscription date immediately following the prospective redemption date.
6. Related Party Transactions
Partnership Agreement
Pursuant to a limited partnership agreement with the General Partner, dated May 21, 2025, as amended and restated on August 21, 2025, overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors. The General Partner has delegated certain responsibilities to the Manager.

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Performance Participation Allocation
A subsidiary of BAM, BPEF Splitter Performance LP, or any other entity(ies) so designated by it (the “Special Unitholder”), will be allocated and paid as a distribution, an incentive allocation (the “Performance Participation Allocation”) equal to 12.5% of the total return subject to a 5.0% annual hurdle amount and a high water mark with 100% catch-up. The Performance Participation Allocation is measured annually, paid quarterly, and accrued monthly (subject to pro-rating for partial periods).
The Special Unitholder may elect to receive the Performance Participation Allocation in cash, Class B-2 Units and/or shares or interests of intermediate entities. If the Performance Participation Allocation is paid in Class B-2 Units, such Class B-2 Units may be redeemed at the Special Unitholder’s request and will not be subject to certain limitations. Brookfield Units do not bear a Performance Participation Allocation. As such, for the quarter ended September 30, 2025, and from May 21, 2025 (inception) to September 30, 2025, the Fund accrued nil Performance Participation Allocation.
Investment Management Agreement and Management Fees
On August 21, 2025, the Fund entered into an investment management agreement (the “Investment Management Agreement”) with the Manager. The Manager shall provide investment management services to the Fund, including identifying, structuring, and monitoring investments, arranging financing, and coordinating third-party services, during the terms of the Fund.
In consideration for its investment management services, the Manager is entitled to receive a management fee (the “Management Fees”) payable by the Fund directly or indirectly through an intermediate entity. The Management Fee is calculated monthly and paid monthly in arrears, commencing after the Initial Offering Date.
With respect to each Class of Investor Units, the Management Fee is waived for the first twelve months beginning on the Initial Offering Date and thereafter is equal to an annualized 1.25% of the NAV of such Class per annum. For purposes of calculating the Management Fee, the NAV of each relevant Class of Units will be calculated, before giving effect to any accruals for the Management Fee, the Servicing Fee (as defined below) and the Performance Participation Allocation, Unit redemptions for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Fund indirectly invests in a portfolio company, as determined in the good faith judgment of the Manager. Brookfield Units do not bear a Management Fee.
The Manager may elect to receive the Management Fee in cash, Class B-2 Units and/or shares or interests of intermediate entities. If the Management Fee is paid in Class B-2 Units, such Units may be redeemed by the Fund at NAV at the Manager’s request and will not be subject to certain limitations.
For the quarter ended September 30, 2025, and for the period from May 21, 2025 (inception) to September 30, 2025, the Fund accrued nil Management Fees, as no Units were issued to third-parties other than Brookfield Investors. The twelve-month Management Fee waiver period, which begins on the Initial Offering date, has not yet commenced, and therefore nil Management Fees have been waived to date.
Servicing Fees
The Fund entered into a dealer manager agreement (the "Dealer Manager Agreement") on October 28, 2025 with Brookfield Oaktree Wealth Solutions LLC, a broker-dealer that is an indirect wholly owned subsidiary of Brookfield Corporation, in which the Dealer-Manager agrees to manage the Fund’s relationships with third-party brokers and financial advisors engaged by the Dealer-Manager to participate in the distribution of Units. In exchange for its services the Dealer-Manager will receive certain Servicing Fees. Class S Units will incur Servicing Fees equal to 0.85% of the NAV and Class D Units will incur Servicing Fees equal to 0.25% of the NAV, both accrued per annum and payable monthly. No Servicing Fees will be payable with respect to Class I Units or Brookfield Units.

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Servicing Fees will begin accruing to the Dealer-Manager on the Initial Offering Date. As such, for the quarter ended September 30, 2025, and from May 21, 2025 (inception) to September 30, 2025, the Fund accrued nil Servicing Fees as no subscriptions of Units of the Fund were made in Class S or Class D Units.
Expense Support
For the eighteen-month period following the Initial Offering Date, the Manager may voluntarily agree to reduce its Management Fees, such that the total expenses borne by the Fund (excluding Management Fees, Servicing Fees, Performance Participation Allocation, taxes, and other excluded items) do not exceed 0.70% of the Fund's net assets annualized as of the end of each calendar month.
The Expense Support will commence on the Initial Offering Date. As such, for the quarter ended September 30, 2025, and from May 21, 2025 (inception) to September 30, 2025, the Fund recognized nil Expense Support as the Initial Offering Date has not yet commenced.
Due to Affiliates
Due to Affiliates is comprised of cash advances made by the Manager, on behalf of the Fund for the payment of the Fund’s Organizational Expenses and Professional Fees to date. These amounts may be reimbursed by the Fund over a 60-month period beginning 12 months from the Initial Offering Date and are non‐interest bearing. For the quarter ended September 30, 2025, and from May 21, 2025 (inception) to September 30, 2025, the Fund accrued $3.8 million in Due to Affiliates for Organizational Expenses and $0.2 million for Professional Fees, representing the obligation to reimburse the Manager.
7. Commitments and Contingencies
The Fund may from time to time make capital commitments to investment funds managed by Brookfield or third-party managers. As of September 30, 2025, the Fund had no material unfunded commitments related to future investments.
The Fund may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2025, the Fund was not subject to any material litigation nor was the Fund aware of any material litigation threatened against it.
In the normal course of business, the Fund may enter into contracts that contain a variety of indemnification arrangements. The Fund’s exposure under these arrangements, if any, cannot be quantified. However, the Fund has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of September 30, 2025.
8. Income Taxes
The Fund is treated as a partnership for income tax purposes and is not subject to income tax. As a pass-through entity, each partner or member therein is responsible for income taxes related to income or loss based on their respective share of an entity’s income and expenses. In addition, the Fund operates, in part, through subsidiaries that are treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to U.S. federal, state and/or local income taxes at the subsidiary level from ongoing operations or in a monetization event.

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As at September 30, 2025, the Fund has recognized Deferred Tax Liabilities, Net of $16.5 million, consisting of $16.8 million of deferred tax liabilities related to temporary differences between financial statement carrying amounts and tax basis of assets, net of $0.3 million of deferred tax assets relating to federal and state net operating losses. The Fund recognized $15.4 million of the Deferred Tax Liabilities, Net as a capital unit transaction resulting from the initial contribution of Investments on July 3 and 4, 2025. The Fund recognized the change in Deferred Tax Liabilities, Net of $1.1 million from July 3, 2025 to September 30, 2025 within Provision for Taxes on the Consolidated Statements of Operations as a result of changes in the fair value of the investment.
As of September 30, 2025, the Fund has not identified any uncertain tax positions that require recognition or disclosure. The Fund files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Fund is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Fund does not believe the outcome of any future audit will have a material adverse effect on the Fund’s unaudited consolidated financial statements.
On July 4th, 2025, the legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA amended and extended certain provisions of the 2017 Tax Cuts and Jobs Act, among other changes. At this time, the Fund does not believe the OBBBA will have a material impact on the Fund’s income taxes but is still evaluating the potential impact on the Fund’s business and its portfolio companies.

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

9. Financial Highlights
The following are the financial highlights of the Fund attributed to each Class of Units from inception to September 30, 2025.

May 21, 2025 (Inception) to September 30, 2025 (d)
Class B-1 Unit
Per Unit Data
Net Asset Value per Unit, Beginning of Period	$—
Proceeds from Contribution of Investments	25.00
Deferred Tax Liability on Contributed Investments	(0.50)
Proceeds from Units Issued	24.50
Net Investment Income (Loss)	(0.16)
Net Change in Unrealized Gain (Loss) on Investments and Derivative Instruments	0.03
Net Increase (Decrease) in Net Assets	(0.13)
Net Asset Value per Unit, End of Period	$24.36

Units Outstanding at End of Period	30,780,788
Total Return Based on Net Asset Value (a)(b)	(0.55)%

Ratios to Weighted-Average Net Assets (a)
Total Expenses (c)	(0.53)%
Net Investment Income (Loss)	(0.67)%
(a) Percentages are not annualized
(b) Total return is calculated for each Unit class as the change in the net asset value per each Unit class during the period, plus any distributions per Unit declared in the period, and assumes any distributions are reinvested in accordance with the Fund’s distribution reinvestment plan. Total return calculated on the Transactional NAV (Note 5) for the same period was 0.1%.
(c) Total expenses ratio does not include the impact of tax expenses.
(d) Amounts may not add due to rounding.
10. Subsequent Events
We evaluated the impact of all subsequent events through November 13, 2025, which is the date that these unaudited consolidated financial statements were available to be issued, and have determined that there were no subsequent events requiring adjustment to or disclosure in the unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and our Form 10. In this discussion, we refer to Brookfield Private Equity Fund LP and its consolidated subsidiaries as "we," "us," the "Fund," "BPE," or "our," unless we specifically state otherwise or the context indicates otherwise. This discussion should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
Overview
The Fund is a Delaware limited partnership formed on May 21, 2025, and is a private fund exempt from registration under Section 3(c)(7) of the U.S. Investment Company Act of 1940, as amended. The Fund is governed by a limited partnership agreement signed May 21, 2025, as amended and restated on August 21, 2025 (the “Partnership Agreement”).
The Fund will conduct a continuous private offering of its limited partnership units (“Units”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the 1940 Act). The Fund has filed a registration statement under Section 12(g) of the U.S. Securities and Exchange Act of 1934, as amended.
The Fund invests in high-quality businesses where Brookfield has deep investment expertise, and it utilizes an operationally focused approach to enhance performance and cash flow with an investment objective of generating long term capital appreciation. The Fund will generally seek to invest 80-85% of its total assets in investments in companies and private assets (“Direct Investments"), secondary market purchases of existing investments in other Brookfield Accounts or funds managed by third-party managers (“Secondary Investments") and capital commitments to investment funds managed by Brookfield or third-party managers (“Primary Commitments") and 15-20% of its total assets in a public securities portfolio. While the Fund is not limited by geography or sector, the Fund expects to primarily invest in North America and Europe, with a focus on industrials and business services. We anticipate investing alongside other Brookfield Accounts, including co-investments vehicles, strategy-specific funds, and proprietary structures, and may also pursue stand-alone investments of such companies.
Recent Developments
Appointment of Director
On October 1, 2025, the General Partner appointed Laura Newinski to the Fund’s Board as an Independent Director and the chair of the Audit Committee. The appointment brings the total number of directors of the Fund to five, three of whom are independent of the Fund, as determined by the Board.
Dealer-Manager Agreement
On October 28, 2025, the Fund and the Feeder entered into an agreement (the “Dealer Manager Agreement") with Brookfield Oaktree Wealth Solutions LLC (the “Dealer-Manager”), an indirect wholly owned subsidiary of Brookfield Corporation, a broker-dealer registered with the SEC under the Exchange Act and a member of the Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, the Dealer-Manager will manage the Fund’s relationship with third-party brokers engaged by the Dealer-Manager to participate in the distribution of the Fund’s Units.

Investment Portfolio
In July 2025, Brookfield and certain of its subsidiaries, affiliated entities and related parties (collectively, “Brookfield Investors”) entered into a series of Purchase and Sale Agreements with the Fund, whereby the Fund agreed to issue to such Brookfield Investors 30,780,788 Class B-1 Units in exchange for the completed sale and transfer of nine investments (the "Seed Investments"), with an aggregated purchase price of approximately $769.5 million. Pursuant to the redemption arrangement for the Class B-1 Units, during the first eighteen (18) months following the Initial Offering Date, the redemption price per Class B-1 Unit for redemptions by the Brookfield Investors may reflect a blended discount. This blended discount is determined based on the weighted average of individualized discount rates associated with each of the Seed Investments. Based on the net asset values of the Seed Investments as of September 30, 2025, the resulting blended discount was in excess of 6%. For additional information, refer to "Note 5 – Net Assets—Redemption of Class B-1 Units" in the "Notes to Financial Statements" included in this Quarterly Report on Form 10-Q.
As of September 30, 2025, the Fund’s portfolio consists only of the nine Seed Investments transferred to the Fund in July 2025, with an aggregate fair value of $769.7 million comprised of:

Investment	Description
Brand Industrial Holdings Inc.	Provider of scaffolding and work access services
CDK Global II LLC	Technology and software services provider to automotive dealerships
Cupa Finance, S.L	Vertically integrated provider of slate roofing tiles
DexKo Global Inc.	Manufacturer of engineered components for trailers and towable equipment
GEMS Education	Leading operator of private schools offering K-12 education
Lightspeed Holdings US, LLC	Technology services for recreational vehicle dealerships
Nielsen	Audience measurement and analytics
Scientific Games Holdings LP	Services and technology provider to global lottery operators
Spring Education Group Inc.	Operator of private schools offering early childhood and K-12 education

The charts below present the diversification of the Fund’s composition of investments by geography, sector and investment type based on the fair value of the investments as of September 30, 2025:

Results of Operations
As of September 30, 2025, we had not yet accepted third-party investors. We commenced investment activity in July 2025 with the transfer of our initial investments from the Brookfield Investors.
Investment Income and Gain (Loss) on Investments and Derivative Instruments
We generate revenues primarily from our investments, including dividends, distributions and capital appreciation on our Direct Investments, Secondary Investments and Primary Commitments. To a lesser extent, we also plan to generate revenue in the form of interest and dividend income from our investments in a public securities portfolio, which may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.
On July 3 and 4, 2025, the Fund commenced operations and acquired interests in nine portfolio company investments. From July 3, 2025 to September 30, 2025, the Fund recognized $0.9 million in Net Change in Unrealized Gain (Loss) on Investments and Derivative Instruments.
From July 3, 2025 to September 30, 2025, the Fund did not dispose of any investments and, consequently, did not recognize any realized gain or loss. Additionally, the Fund did not earn dividend or interest income during the period, as none of the Fund’s portfolio companies declared or paid any such distributions.

Expenses
From July 3, 2025 to September 30, 2025, the Fund incurred $4.0 million in total expenses, comprised of Organizational Expenses of $3.8 million and $0.2 million of Professional Fees. The Manager has agreed, at its discretion, to advance all or a portion of the Organizational Expenses and offering expenses and/or certain other fund expenses to be borne by the Fund through the first anniversary of the Initial Offering Date (the date on which the Fund first accepts third-party investors). The Fund may reimburse the Manager for all such advanced expenses ratably over the sixty months following the first anniversary of the Initial Offering Date.
Provision for Taxes
From July 3, 2025 to September 30, 2025, the Fund recognized $16.5 million in Deferred Tax Liabilities, Net in connection with certain intermediate entities which the General Partner reasonably expects will not be realized upon divestment of the underlying investment. The Fund recognized $15.4 million of these Deferred Tax Liabilities, Net as a capital unit transaction resulting from the initial contribution of Investments on July 3 and 4, 2025. The Fund recognized the change in Deferred Tax Liabilities, Net of $1.1 million from July 3, 2025 to September 30, 2025 within Provision for Taxes on the Consolidated Statements of Operations relating to changes in the fair value of the investment.
Net Increase (Decrease) in Net Assets Resulting from Operations
From July 3, 2025 to September 30, 2025, the net decrease in net assets resulting from operations was $(4.1) million, primarily due to initial Organizational Expenses.
Financial Condition, Liquidity and Capital Resources
We expect to generate cash primarily from (i) the net proceeds of our continuous Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.
Our primary use of cash will be for (i) making Investments, (ii) the cost of operations (including the Management Fee, Performance Participation Allocation and other fund expenses), (iii) debt service of any borrowings, (iv) periodic redemptions of Brookfield Units and Investor Units (see “Note 5 – Net Assets” in the “Notes to Financial Statements” in this Quarterly Report on Form 10-Q), and (v) cash distributions, if any, to the holders of our Units.
As of September 30, 2025, the Fund had $100 in cash from an initial capital contribution made by the General Partner at inception.
The Fund also holds foreign currency forward contracts to hedge against foreign exchange risk associated with non-U.S. dollar denominated investments. As of September 30, 2025, the Fund recognized $0.7 million in derivative assets.
Contractual Obligations and Commitments
For contractual obligations and commitments extending beyond September 30, 2025, (see “Note 7 - Commitments and Contingencies” in the “Notes to Financial Statements” in this Quarterly Report on Form 10-Q.

Transactional Net Asset Value
The Net Asset Value per Unit for each Class for purchases or redemption of Units, which is referred to as “Transactional NAV” (but not for financial reporting purposes) is calculated in accordance with the Fund’s valuation policy that has been approved by the Board of Directors. The Transactional NAV is calculated by dividing the month end total assets of the Fund (i.e., the value of investments, plus cash or other assets, including interest and distributions accrued but not yet received) attributable to such Class, less the value of any liabilities (including accrued expenses or distributions) of such Class, by the total number of outstanding Units of such Class. It is expected that Classes of Units will have a different Transactional NAV per unit as a result of different servicing fees and other fees charged to different Classes. Certain contingent tax liabilities may not be recognized as a reduction to the Fund’s Transactional NAV if the General Partner reasonably expects such liabilities will not be recognized upon divestment of the underlying investment. The following table provides the details of the major components of the Fund's Transactional NAV:

Components of Transactional NAV	September 30, 2025 (a)
Investments at Fair Value (Cost $769,520)	$769,678
Derivative Assets at Fair Value	718
Other Liabilities (b)	—
Accrued Servicing Fees (c)	—
Management Fee Payable (d)	—
Transactional NAV	$770,396
(a) Dollars in thousands
(b) Pursuant to an expense support agreement with the Manager, organizational, offering and certain other fund expenses advanced on the Fund's behalf by the Manager may be recognized as a reduction to Transactional NAV, ratably over a 60-month period following the first anniversary of the date on which the Fund accepts third-party investors.
(c) Servicing fees are recognized as a reduction to Transactional NAV on a monthly basis as such fees are accrued. For GAAP purposes, the Fund’s cost of unitholder servicing fees are accrued for the estimated life of the Units as an offering cost at the time Units are sold. No Units have been issued to third-parties since inception.
(d) As of September 30, 2025, no management fees have been charged as no Units have been issued to third-parties other than Brookfield Investors.
The Transactional NAV and Transactional NAV per Unit for each Class of the Fund as of September 30, 2025 was as follows:

September 30, 2025
Class B-1 Units
Transactional NAV (a)	$770,396
Number of Outstanding Units	30,780,788
Transactional NAV per Unit	$25.03
(a) Dollars in thousands

The following table reconciles the Fund’s GAAP Net Asset Value to the Fund’s Transactional NAV as of September 30, 2025.

September 30, 2025
GAAP Net Asset Value	$749,956
Adjustments:
Organizational, offering and certain other fund expenses (a)	3,958
Deferred Tax Liabilities, Net of certain taxable intermediate entities (b)	16,482
Transactional Net Asset Value	$770,396
(a) Represents an adjustment to reflect the recognition of organizational, offering, and certain other fund expenses ratably over the 60-month reimbursement period following the first anniversary of the Initial Offering Date
(b) Represents an adjustment to exclude tax liabilities of certain intermediate entities, which the General Partner reasonably expects will not be realized upon divestment of the underlying investment.
Critical Accounting Estimates
The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our unaudited consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates and assumptions.
Fair Value Measurements
The Fund takes appropriate measures to fairly and equitably value its investments in accordance with the valuation procedures and policies adopted by the Fund (the “Valuation Policy”) for financial reporting purposes in accordance with GAAP, including ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), issued by the Financial Accounting Standards Board. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Oversight Process on Fair Value
Due to the importance of fair value throughout the Fund's unaudited consolidated financial statements and the significant judgment required to be applied in arriving at those fair values, the Fund’s valuation process includes monthly positive assurance reviews and annual comprehensive reviews conducted by a qualified independent valuation advisor. The Fund maintains procedures for monitoring significant events that may affect fair value. All valuation policies and procedures are subject to periodic review and update by the General Partner and the BPE oversight group to ensure ongoing reliability and compliance with industry standards. Lastly, the results of all valuations are subject to annual audit by the Fund’s independent auditor.
Non-Marketable Securities—Direct Investments
There is no single standard for determining fair values of holdings that do not have a readily available market price and, in many cases, such fair values may be best expressed as a range of fair values from which a single estimate may be derived in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each Direct Investment while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates.

The General Partner will generally select a primary valuation approach (usually the income / Discounted Cash Flow (“DCF”) approach) and then use one or more secondary approaches (e.g., guideline public companies, precedent M&A transactions, external valuation indications) to assess the reasonableness of the conclusion from the primary approach. The DCF analysis takes the present value of projected cash flows of the business including the terminal cash flow. The General Partner also considers other factors including macroeconomic and industry conditions, potential transactions and external indications of value, performance, outlook and any cash flow activity related to the investment.
Because assets are valued as of a specified valuation date, events occurring after the valuation date will not be reflected in the valuations. To the extent information indicating a condition that existed at the valuation date becomes available subsequent to the valuation date and before financial information is publicly released, it will be evaluated to determine whether it would have a material impact requiring adjustment of the final valuation.
Principles of Consolidation
The Fund and BPEF US Aggregator (ON) LP (“Aggregator”) are investment companies under ASC Topic 946, Financial Services‐Investment Companies ("ASC 946"). The Fund does not consolidate an investment in a company other than a controlled investment company subsidiary or a controlled operating company whose business consists of providing services to them. Accordingly, the Fund consolidates the results of its wholly owned investment company subsidiary, the Aggregator. All intercompany balances and transactions have been eliminated in consolidation. There is inherent judgment in how to apply ASC Topic 810, Consolidation (“ASC 810”), to instances where an investment company invests in another investment company as generally investment companies do not consolidate their investments and rather report them at fair value.
Recent Accounting Pronouncements
See “Note 2 – Summary of Significant Accounting Policies” in the “Notes to Financial Statements” in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Fund will be subject to financial market risks, including but not limited to changes in fair values, foreign currency rates and interest rates.
Fair Value Risk
The Fund plans to invest primarily in portfolio companies. Many of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board in accordance with the Fund’s Valuation Policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.
The Fund holds investments, all of which are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio company while employing a consistently applied valuation process for the types of investments made by the Fund. Based on the fair value of the portfolio companies and private debt investments as of September 30, 2025, the Fund estimates that a 10% decline in the fair value of such investments would result in a decline in the Net Change in Unrealized Gain (Loss) on Investments of $77.0 million.

Exchange Rate Risks
The Fund holds investments that are denominated in non-U.S. currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The Fund manages exposures to investments in foreign currencies by hedging such risks. As of September 30, 2025 the Fund held foreign currency contracts to hedge a change in exchange rates against the U.S. dollar.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and the Treasurer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.
We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Treasurer have concluded that, as of September 30, 2025 our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Fund is not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Fund may also be subject to regulatory proceedings.

Item 1A. Risk Factors
For information regarding the risk factors that could affect the Fund’s business, see the information under “Item 1A. Risk Factors” in the Form 10. There have been no material changes to the risk factors previously disclosed in the Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
All sales of unregistered securities during the three months ended September 30, 2025 were previously disclosed.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider Trading Arrangements and Policies.
During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
3.1
Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Amendment No. 1 Form 10 filed with the SEC on August 22, 2025).

3.2	Certificate of Limited Partnership (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the SEC on July 1, 2025).
10.1	Investment Management Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Amendment No. 1 to Form 10 filed with the SEC on August 22, 2025).
10.2
Dealer-Manager Agreement, dated as of October 28, 2025 among Brookfield Private Equity Fund LP, Brookfield Private Equity TE Feeder Fund LP and Brookfield Oaktree Wealth Solutions LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2025).

31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________
* Filed herewith.
** Furnished herewith.
The agreements and other documents filed as exhibits to this Quarterly Report on Form 10-Q are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and unitholders should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brookfield Private Equity Fund LP

Date: November 13, 2025	By:	/s/ David Nowak
David Nowak
Chief Executive Officer and President
(Principal Executive Officer)

Brookfield Private Equity Fund LP
Date: November 13, 2025	By:	/s/ Casey Tushaus
Casey Tushaus
Treasurer
(Principal Financial Officer and Principal Accounting Officer)