Form 10-K
period 2025-12-31
Brookfield Private Equity Fund LP
filed 2026-03-27
CIK 2074065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act:
Class D Limited Partnership Units
Class I Limited Partnership Units
Class S Limited Partnership Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 31, 2025, there was no established public market for the registrant’s limited partnership units.
As of February 28, 2026, the registrant had the following limited partnership units outstanding: 0 units of Class D, 1,741,256 units of Class I, 1,016,566 units of Class S, 15,563 units of Class B-2 and 27,827,957 units of Class B-1.
DOCUMENTS INCORPORATED BY REFERENCE
None

Forward-Looking Statements; Risk Factor Summary
This report may contain forward-looking statements, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “will,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled” and similar expressions. The Fund’s actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Potential investors should not rely on these statements as if they were facts.
Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by the Fund that its plans and objectives will be achieved. These risks and uncertainties include those described herein in “Part I. Item 1A. Risk Factors” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as such factors may be updated from time to time in our filings with the SEC, which are accessible on the SEC’s website at https://www.sec.gov/ or on our website at https://privatewealth.brookfield.com/fund/bpe. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K and in our other filings and should not be regarded as a representation by us that our plans and objectives will be achieved. These projections and forward-looking statements apply only as of the date of this Annual Report on Form 10-K. The Fund assumes no duty and does not undertake to update the forward-looking statements, except as required by applicable law. Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. Our website contains additional information about our business, but the contents of the website are not incorporated by reference in, or otherwise a part of, this report.
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

Risk Factor Summary
A summary of the principal risk factors that make investing in our securities risky and might cause our actual results to differ is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in “Part I. Item 1A. Risk Factors” in this Annual Report on Form 10-K.
•Although the investment professionals of Brookfield have extensive investment experience generally, the Fund and the General Partner are recently formed entities with minimal operating history. There is no assurance that Brookfield will be able to successfully implement the Fund’s investment strategy, or that Investments made by the Fund will generate expected returns.
•The Fund launched with portfolio investments contributed by Brookfield; however, the Fund is ultimately a “blind pool” fund and thus a Unitholder will not have the opportunity to evaluate the Fund’s future Investments before they are made.
•We do not intend to list the Units on any securities exchange, and we do not expect a secondary market in the Units to develop. In addition, there are limits on the ownership and transferability of the Units.
•The valuation of the Fund’s Investments will be difficult, may be based on imperfect information and is subject to inherent uncertainties, and the resulting values may differ from values that would have been determined had a ready market existed for such Investments, from values placed on such Investments by other investors and from prices at which such investments may ultimately be sold.
•In accordance with the Fund LPA, we will implement the Redemption Program, but there is no guarantee we will be able to make such redemptions. Furthermore, if we do make such redemptions, only a limited number of Units will be eligible for redemption and redemptions will be subject to available liquidity and other significant restrictions. This means that the Fund will be more illiquid than other investment products or portfolios.
•An investment in the Fund’s Units is not suitable for you if you need ready access to the money you invest.
•Unitholders are not entitled to nominate, or vote in the election of, the Fund’s directors, including the Independent Directors. Further, Unitholders are not able to bring matters before meetings of Unitholders or nominate directors at such meeting, nor are they generally able to submit Unitholder proposals under Rule 14a-8 of the Exchange Act.
•The purchase and redemption price for Units will be based on the Fund’s NAV and is not based on any public trading market. While there will be independent valuations of the Fund’s Direct Investments from time to time, the valuation of private equity investments is inherently subjective, and the Fund’s NAV may not accurately reflect the actual price at which Investments could be liquidated on any given day.
•The acquisition of Investments may be financed in part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the Investments to adverse economic factors.
•The private equity industry generally, and the Fund’s investment activities in particular, are affected by general economic and market conditions, such as interest rates, availability and spreads of credit, credit defaults, inflation rates, economic uncertainty, changes in tax, currency control and other applicable laws and regulations, trade barriers, technological developments and national and international political, environmental and socioeconomic circumstances. Identifying, closing and realizing attractive private equity investments that fall within the Fund’s investment mandate is highly competitive and involves a high degree of uncertainty.
•The Fund’s Investments may be concentrated at any time in a limited number of industries, geographies or investments, and, as a consequence, may be more substantially affected by the unfavorable performance of even a single Investment as compared to a more diversified portfolio. In any event, diversification is not a guarantee of either a return or protection against loss in declining markets. There is no assurance that the Fund will perform well or even return capital; if certain Investments perform unfavorably, the Fund would need at least one or a few of its Investments to perform very well in order to achieve above-average returns. There is no assurance that this will be the case.

We believe these factors include but are not limited to those described herein in “Part I. Item 1A. Risk Factors” in this Annual Report on Form 10-K, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at https://www.sec.gov/. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K and in our other periodic filings.
________________________
In this Annual Report on Form 10-K, except where the context suggests otherwise:
the term “Aggregator” refers to BPEF US Aggregator (ON) LP, an Ontario limited partnership (including any successor vehicle or vehicles used to aggregate the holdings of the Fund and any Parallel Fund);
the term “BPE” refers to the Fund, the Feeder, any Parallel Funds, and, as the context so requires, any Intermediate Entities;
the term “BPE Lux” means Brookfield Private Equity Fund (SICAV), a sub-fund of Brookfield Oaktree Wealth Solutions Alternative Funds S.A. SICAV-UCI Part II, a Luxembourg multi-compartment investment company with variable capital (société d’investissement à capital variable) available to eligible investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, Asia and certain other non-U.S. jurisdictions, together with its related entities;
the term “Brookfield” refers to Brookfield Asset Management Ltd., a corporation organized under the laws of British Columbia, Canada, Brookfield Corporation, a corporation organized under the laws of Ontario, Canada, Brookfield Wealth Solutions Ltd. and each of their respective affiliates;
the term “Brookfield Funds” refers to public and private investment vehicles and programs that Brookfield currently manages and participates in, and may in the future manage and participate in, including co-investment vehicles, sidecar vehicles, separate accounts, region-specific vehicles, strategy-specific vehicles, sector-specific vehicles and proprietary vehicles and, in the case of each of the aforementioned fund vehicles, each entity formed as a parallel fund, executive fund, companion vehicle, feeder vehicle, co-investment vehicle or alternative investment vehicle thereof;
the term “Brookfield Investors” means Brookfield or its subsidiaries, affiliated entities and related parties;
the term “Dealer-Manager” means Brookfield Private Wealth LLC (f/k/a Brookfield Oaktree Wealth Solutions LLC), the Dealer-Manager for the Fund;
the term “Feeder” refers to Brookfield Private Equity TE Feeder Fund LP, a Delaware limited partnership;
the terms “Fund,” “we,” “us,” and “our” refer to Brookfield Private Equity Fund LP, a Delaware limited partnership;
the term “General Partner” refers to Brookfield Private Equity Fund GP LLC, a Delaware limited liability company, our general partner;
the term “Intermediate Entities” refers to intermediate entities (including corporations, limited liability companies or limited partnerships (including the Aggregator)) used to hold the Fund’s Investments, directly or indirectly, as determined by the General Partner;
the term “Investment” includes any investment made by the Fund, including without limitation, direct private equity investments, investments in other funds or vehicles acquired in primary or secondary transactions, and investments in debt or other securities or assets;
the term “Investor Units” refers to the Class D Units, the Class I Units and the Class S Units;
the term “Manager” refers to Brookfield Asset Management Private Institutional Capital Adviser (Private Equity), L.P., a limited partnership formed under the laws of the Province of Manitoba;
the term “NAV” refers to net asset value of Units as determined in accordance with the calculation policies of the Fund, as updated from time to time;
the term “Parallel Funds” refers to one or more parallel vehicles established by, or at the direction of, Brookfield, to facilitate investment by certain investors, including to accommodate legal, tax, accounting, regulatory, compliance or certain other operational requirements, to generally invest alongside the Fund (as determined in the Manager’s discretion), but excluding BPE Lux; and
the term “Unitholders” refers to holders of our limited partnership units (the “Units”). There are three classes of Units registered hereunder: Class D (“Class D” or the “Class D Units”), Class I (“Class I” or the “Class I Units”) and Class S (“Class S” or the “Class S Units”). Class B-1 (“Class B-1” or the “Class B-1 Units”) and Class B-2 (“Class B-2” or the “Class B-2 Units” and together with Class D, Class I, Class S and Class B-1, each a “Class”) are held only by Brookfield, certain of its affiliates, related parties and employees and the Fund’s employees, officers and directors, and other persons as determined by the General Partner in its sole discretion and are not being offered to other investors. “Brookfield Units” include Class B-1 Units, Class B-2 Units and any other class or series of Units designated by the General Partner as Brookfield Units.
This Annual Report on Form 10-K does not constitute an offer of the Fund or any other Brookfield Fund and an offering may only be made by the Fund’s private placement memorandum (the “Memorandum”).

PART I
Item 1. Business
References in this Annual Report on Form 10-K to the “Fund,” “BPE,” “we,” “us” or “our” refer to Brookfield Private Equity Fund LP and its subsidiaries unless the context specifically requires otherwise.
Overview
Brookfield Private Equity Fund LP was established to provide access to Brookfield’s global private equity platform, which seeks to invest in high-quality businesses where it expects to utilize an operationally focused approach to enhance performance and cash flows. Our General Partner and our Manager are affiliates of Brookfield. As used herein, “affiliate” means, with respect to a person, any other person that either directly or indirectly controls, is controlled by or is under common control with the first person.
We are conducting a continuous private offering (the “Private Offering”) of our Units in reliance on exemptions from the registration requirements of the 1933 Act to investors that are both (i) accredited investors (as defined in Regulation D under the 1933 Act) and (ii) qualified purchasers (as defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”) and rules thereunder). BPE is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and quarterly redemptions (upon commencement of the Redemption Program (as defined below)), which we believe enables investors to better manage exposure to the private equity asset class.
The Fund — Brookfield Private Equity Fund LP
The Fund, a limited partnership, was formed on May 21, 2025 under the laws of the State of Delaware. We are a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act.
The Fund began holding monthly closings for third-party investors as part of its Private Offering on December 1, 2025. We commenced investment operations and activities in July 2025 when certain Brookfield Investors sold and transferred certain initial asset investments to the Fund (each such initial investment, a “Seed Investment”) in exchange for an entitlement to receive Class B-1 Units. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for more information regarding the Seed Investments. See also “—Brookfield Private Equity Platform and Investment Process” below for information regarding the Fund’s process for identifying, evaluating and monitoring Investments.
In addition to the Fund, Brookfield expects to form one or more other collective investment vehicles or other arrangements for certain other investors to invest in the Fund, including feeder funds. Brookfield has formed Brookfield Private Equity TE Feeder Fund LP, a Delaware limited partnership (the “Feeder” and together with any other feeder funds, the “Feeder Funds”), for certain investors with particular tax characteristics, such as certain U.S. tax-exempt investors and certain non-U.S. investors and BPEF US Aggregator (ON) LP, an Ontario limited partnership (including any successor vehicle or vehicles used to aggregate the holdings of the Fund and any Parallel Funds, the “Aggregator”). The Feeder will generally invest all or substantially all of its assets in one or more entities treated as a corporation for U.S. federal income tax purposes (a “Corporation”) which, in turn, intends to invest in Class I Units of the Fund. The Fund invests all or substantially all of its assets in limited partnership interests in the Aggregator. The Fund is currently the sole limited partner of the Aggregator.
Brookfield may also form one or more parallel investment vehicles to facilitate investment by certain investors, including to accommodate legal, tax, accounting, regulatory, compliance or certain other operational requirements established by, or at the direction of, Brookfield, to generally invest alongside the Fund, but excluding BPE Lux (as determined in the Manager’s discretion, the “Parallel Funds”). Any such Parallel Funds are generally expected to invest (either directly or indirectly) in Investments alongside the Fund on a pro rata basis and on substantially the same terms as the Fund, unless the General Partner determines in good faith that a different allocation or different terms are reasonably necessary for legal, tax, accounting, regulatory, compliance or certain other operational requirements. The Fund anticipates holding its Investments, directly or indirectly through one or more intermediate entities (including corporations, limited liability companies or limited partnerships (including the Aggregator)) (the “Intermediate Entities”), as determined by the General Partner.

Investment Objective and Strategies
The Fund’s investment objective is to seek to generate long-term capital appreciation. The Manager seeks to achieve this investment objective by focusing on acquiring what it believes to be high-quality businesses for value and further enhancing value post-acquisition through operational improvements.
Brookfield expects the Fund’s Investments to be diversified geographically, with a focus on markets where Brookfield has a significant presence or where it has extensive experience and knowledge. The Fund expects to invest in and alongside public and private investment vehicles and programs that Brookfield currently manages and participates in, and may in the future manage and participate in, including co-investment vehicles, sidecar vehicles, separate accounts, region specific vehicles, strategy-specific vehicles, sector-specific vehicles and proprietary vehicles and, in the case of each of the aforementioned fund vehicles, each entity formed as a parallel fund, executive fund, companion vehicle, feeder vehicle, co-investment vehicle or alternative investment vehicle thereof (each, a “Brookfield Fund” and together with Brookfield, the “Brookfield Accounts”) that have investment objectives that overlap with the investment objectives of the Fund and may also invest in other opportunities that are not currently targeted by other Brookfield Accounts. See “—Allocation of Investment Opportunities” and “Part I. Item 1A. Risk Factors—Conflicts of Interest—Allocation of Investment Opportunities” below.
While the Fund is not limited by geography or sector, it will primarily target investments in key markets where Brookfield has deep investment expertise and local operational capabilities, including North America, Europe, and to a lesser extent, the rest of the world. The Fund currently expects to invest principally in industrials and business services where we believe that we have a competitive or informational advantage.
While the Fund is expected to primarily invest alongside other Brookfield Accounts, it may from time to time be the sole Brookfield-sponsored vehicle participating in an Investment. The Fund may also acquire interests in other Brookfield Accounts (including in other BPE Program Participants such as BPE Lux) and directly or indirectly acquire interests in investments from other Brookfield Accounts or their co-investors.
The Fund currently expects to primarily co-invest in companies alongside other Brookfield Accounts across Brookfield’s private equity strategies, including control investments and non-control structured investments where Brookfield (through the Fund and/or such other Brookfield Accounts) would have significant governance rights. In addition, the Fund may also make stand-alone investments and take significant or majority ownership (and in some cases, minority ownership) of such companies. The Fund may also invest in loans, bonds, evidence of indebtedness, debt securities (including convertible debt), public equities or other types of debt or debt-like instruments.
The Fund is expected to access these private equity investments in a variety of ways, including through investments in companies and other private assets (“Direct Investments”) which may include, without limitation, private and public investments in equity instruments, preferred equity instruments, convertible debt or equity derivative instruments, warrants, options, “PIK” (paid-in-kind) notes, mezzanine debt, other debt investments and “PIPE” (private investments in public equity) transactions, including transactions involving other Brookfield Accounts. The Fund may also make secondary market purchases of existing investments in other Brookfield Accounts or funds managed by third-party managers (“Secondary Investments”) and may from time to time make capital commitments to investment funds managed by Brookfield or third-party managers (“Primary Commitments”).
To a lesser extent, the Fund will also invest in public securities (the “Public Securities Portfolio” and together with the Direct Investments, Secondary Investments and Primary Commitments, the “Investments”). The Public Securities Portfolio primarily invests in public debt securities, with the flexibility to invest in publicly traded equities.
The Public Securities Portfolio may invest in, among others, common, convertible and preferred shares, restricted or private securities, asset-backed securities (“ABS”) including ABS that are backed by interest in real estate or land, mortgage-backed securities (“MBS”) of any kind, including residential MBS or commercial MBS, interests in loans and/or whole loan pools of mortgages, mortgage real estate investment trusts (“mortgage REITs”), investment grade fixed income securities, high yield fixed income securities (“junk bonds”), collateralized loan obligations (“CLOs”), bank loans (including participations, assignments, senior loans, delayed funding loans and revolving credit facilities), open-end and closed-end investment companies, including exchange-traded funds, exchange-traded notes, and securities issued and/or guaranteed by the United States Government, its agencies or instrumentalities or sponsored corporations.

The Fund may invest in fixed income securities of any maturity. In each case, the above transactions are to provide the Fund with income, manage overall portfolio risk and provide a potential source of liquidity for requests made by Unitholders for redemptions (a “Redemption Request”) pursuant to the Redemption Program (as defined below). For the avoidance of doubt, the foregoing may include securities or loans of Brookfield portfolio companies. The Public Securities Portfolio facilitates the Fund’s ability to offer monthly subscriptions and allow for quarterly redemptions. Investment professionals at Brookfield Public Securities Group LLC are responsible for the day-to-day management of the Public Securities Portfolio.
The Fund will seek to acquire portfolio companies for value and to implement operational improvements that will have a meaningful impact on cashflows, and ultimately drive value creation. The expected timeline associated with implementing and monetizing operational improvements of the Investments will vary depending on the types of Investments, the nature of the acquisition of such Investments (e.g., in a take-private, carveout, sponsor to sponsor acquisition etc.) and the level of transformation required. The Manager will continually review each Investment on a case-by-case basis to assess monetization strategies, ongoing risks and opportunities. On an ongoing basis, the Manager carries out a sell or hold analysis, considering the underlying market conditions, potential upside and risks associated with continuing to hold an Investment. The Manager will actively seek to identify and evaluate future exit options and set the milestones necessary to achieve the desired exit timing and risk-adjusted realized returns. The exit strategies are expected to vary depending on the Investments and the timing required to implement any operational improvements. The Manager will evaluate multiple exit alternatives for each Investment.
Portfolio Allocation Targets
The Fund generally seeks to invest 80-85% of its total assets in Direct Investments, Secondary Investments and Primary Commitments and 15-20% of its total assets in the Public Securities Portfolio. Direct Investments will generally consist of (i) equity investments that are controlled by the Fund and/or other Brookfield Accounts in the aggregate and (ii) structured hybrid investments whereby the Fund will take a senior position in the capital structure, rather than a control position. The Fund has not prescribed any other allocation targets, and the exact allocation of the Fund’s Investments may vary materially from these indicative allocation ranges at the discretion of the General Partner, due to factors such as availability of capital for Redemption Requests or other liquidity requirements, timing of capital inflows, or the General Partner’s assessment of the relative attractiveness of opportunities. Certain Investments could be characterized by the General Partner, in its discretion, as either Direct Investments or within the Public Securities Portfolio depending on the terms and characteristics of such Investments. For the avoidance of doubt, in the event that the Fund’s Investments vary from the allocation ranges indicated above for any reason, the General Partner shall have no obligation to sell any Investments or take any other action to remedy such variances. While the Fund may invest in private credit, the Fund does not expect such investments to be a significant aspect or a material portion of the Fund’s investment strategy.
The General Partner and the Manager
On August 21, 2025, the Fund entered into an amended and restated limited partnership agreement, as may be further amended and restated from time to time (the “Fund LPA”), with Brookfield Private Equity Fund GP LLC, a Delaware limited liability company (previously defined as the “General Partner”), pursuant to which the General Partner manages the Fund on a day-to-day basis, and the investment management agreement (the “Investment Management Agreement”) with Brookfield Asset Management Private Institutional Capital Adviser (Private Equity), L.P., a limited partnership formed under the laws of the Province of Manitoba (previously defined as the “Manager”).
The General Partner has appointed the Manager to act as the investment manager of the Fund pursuant to the terms of the Investment Management Agreement and subject to the supervision of the General Partner.
The General Partner is a controlled subsidiary of Brookfield Asset Management Ltd. (“BAM,” and together with Brookfield Corporation and each of their respective affiliates and Brookfield Wealth Solutions Ltd. (“BWS”), “Brookfield”). The General Partner is responsible for the management and control of the business of the Fund, subject to certain oversight rights held by the Fund’s Board (as defined below) with respect to the periodic reports under the Exchange Act and certain situations involving conflicts of interest.

Without limitation, and subject to the terms of the Fund LPA, the General Partner is responsible for and authorized with the following, without any approval of any Unitholder or other person: (i) the management and operation of the Fund; (ii) any and all of the objectives and purposes of the Fund; (iii) to perform any and all acts and enter into and perform all contracts, other documents and tasks as it may deem necessary or advisable for the Fund; (iv) selecting, approving, making and managing Investments generally, including in or alongside any Brookfield Account; (v) making all decisions concerning the investigation, evaluation, selection, monitoring, acquisition, holding and disposition of Investments; (vi) structuring the Fund’s holdings and business operations in a manner that would allow the Fund and the Feeder to rely on a different exclusion from the definition of “investment company” under the Investment Company Act, register as an investment company under the Investment Company Act or elect to be regulated as a business development company under the Investment Company Act; and (vii) directing the formulation of investment policies and strategies for the Fund.
The Manager is a limited partnership formed under the laws of the Province of Manitoba. The Manager is an indirectly wholly-owned subsidiary of BAM and is registered with the SEC as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended from time to time (the “Advisers Act”). The Manager shall be primarily responsible for identifying, evaluating, structuring and recommending to the General Partner each of the Investments to be made by the Fund and the disposition of each such Investment and for administering or supervising the administration of the day-to-day operations of the Fund.
The Board of Directors
Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s Board of Directors (the “Board of Directors” or “Board”), including members who are independent (each an “Independent Director” and collectively, the “Independent Directors”). The Independent Directors shall be unaffiliated with the General Partner, the Manager or any of their affiliates. The status of an Independent Director is determined consistent with the independence tests set out in Rule 303A.02 of the New York Stock Exchange Listed Company Manual or other policy as determined by the General Partner.
The General Partner may appoint additional directors to the Board from time to time. The General Partner has the right to change or replace any Independent Director for “Cause” (as defined in the Fund LPA) and any Director, other than an Independent Director, with or without Cause. The approval or consent of the Board will constitute equivalent approval or consent with respect to any Intermediate Entity to the extent such approval or consent is sought by the General Partner. The Board will function in accordance with the quorum, voting, removal and participation requirements set forth in the Fund LPA (including, e.g., provisions that exclude abstentions from vote tabulation). Members of the Board have the benefit of certain exculpation and indemnification provisions set forth in the Fund LPA. As of March 26, 2026, five members comprised the Board, three of whom are Independent Directors. See “Part III. Item 10. Directors, Executive Officers and Corporate Governance—Biographical Information” for further information regarding the members of the Board.
The Board is responsible for overseeing the Fund’s periodic reports under the Exchange Act and certain conflicts of interest related to Brookfield in accordance with the provisions of the Fund LPA, the Feeder’s Amended and Restated Limited Partnership Agreement (as amended, restated or supplemented from time to time, the “Feeder LPA” and together with the Fund LPA, the “Fund Agreements”) and any policies of the General Partner. Specifically, the Independent Directors will review and approve or disapprove (i) any actual conflicts of interest in any transaction or relationship between the Fund and the General Partner or any employee or affiliate thereof that the General Partner determines to present to the Independent Directors and (ii) any matter (x) for which approval is required under the Advisers Act, including Sections 205(a) and 206(3) thereof, (y) as provided for under the Fund Agreements or (z) as deemed appropriate by the General Partner in its sole discretion, except, in each case of clauses (i) and (ii), as contemplated by the terms of the Fund Agreements. Each Director shall serve a term of three years, which is renewable by the General Partner in its sole discretion.
The Board has established an audit committee (the “Audit Committee”) comprised solely of the Independent Directors. The Audit Committee is responsible for, among other matters, approving or ratifying the Fund’s auditor, as selected by the General Partner, and approving the Fund’s financial statements, among other matters.

Investment Management Agreement
The Manager provides investment management services to us pursuant to the Investment Management Agreement. Under the terms of the Investment Management Agreement, the General Partner may delegate to the Manager any of the duties of the General Partner and to assist the General Partner in the performance of its duties under the Fund LPA. Such services to be rendered by the Manager in connection with the Fund’s investment program include:
•analysis and investigation of potential portfolio companies, including their products, services, markets,     management, financial situation, competitive position, market ranking and prospects for future performance and analyzing other Investments, including primary and secondary investments in funds;
•analysis and investigation of potential dispositions of Investments, including identification of potential acquirers and evaluation of offers made by such potential acquirers;
•structuring of acquisitions of Investments, including through the Aggregator and other Intermediate Entities;
•identification of bank and institutional sources of financing, arrangement of appropriate introductions and marketing of financing proposals;
•supervision of the preparation and review of all documents required in connection with the acquisition, disposition or financing of each Investment;
•monitoring the performance of portfolio companies and, where appropriate, providing advice to the management of the portfolio companies at the policy level during the life of an Investment;
•arranging and coordinating the services of other professionals and consultants, including Brookfield; and
•providing the Fund with such other services as the General Partner may, from time to time, appoint the Manager to be responsible for and perform.
The Manager’s services under the Investment Management Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired. For the avoidance of doubt, the management, policies and operations of the Fund shall be the ultimate responsibility of the General Partner acting pursuant to and in accordance with the Fund LPA. See “— Fund LPA” below for further information.

Compensation of the Manager and the General Partner
Management Fee
In consideration for its investment management services, the Manager or an affiliate thereof is entitled to receive an annual management fee (the “Management Fee”) payable by the Fund directly or indirectly through an Intermediate Entity. The Management Fee is calculated monthly and paid monthly in arrears on the last calendar day of each calendar month and equals, with respect to each Class of Investor Units, an annualized 1.25% of the NAV of such Class per annum. For purposes of calculating the Management Fee, the NAV of each relevant Class of Units will be calculated, before giving effect to any accruals for the Management Fee, the Servicing Fee, the Performance Participation Allocation (each as defined below), Unit redemptions for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any Intermediate Entity through which the Fund indirectly invests in a portfolio company, as determined in the good faith judgment of the Manager. Brookfield Units do not bear a Management Fee.

Class	Applicable Management Fee
Class D	1.25% per annum of month-end NAV
Class I	1.25% per annum of month-end NAV
Class S	1.25% per annum of month-end NAV
Class B-1	0.0% per annum
Class B-2	0.0% per annum

The Manager has agreed to waive the Management Fee for a period of twelve months from the date of the initial subscriptions of Units of the Fund by persons that are not Brookfield Investors (the “Initial Offering”).
The Management Fee is subject to the offset as described in “— Expense Support” below.
Expense Support
The Manager may, in its sole discretion advance all or a portion of the Organizational and Offering Expenses and/or Fund Expenses (together, “Expense Support”) to be borne by the Fund through the first anniversary of the Initial Offering date (i.e., the date on which the Fund first accepts third-party investors). The Fund will reimburse the Manager for all such advanced Expense Support (if any) ratably over the sixty (60) months (each such reimbursement, an “Expense Support Reimbursement”) following the first anniversary of the Initial Offering date; provided, however, that the Manager may change the period over which such amortization occurs or the accounting treatment of such amortization, in its sole discretion in each case. The Manager may be reimbursed for the Expense Support more quickly provided the condition noted below is met. The Manager, in its sole discretion, will determine the portion of the Expense Support that is attributable to the Fund, the Feeder Funds (including the Feeder), any Parallel Funds and the Intermediate Entities. The Manager, in its sole discretion, may waive its right to reimbursement for any such advanced expenses. The Manager may elect to receive such Expense Support Reimbursement in cash, Class B-2 Units and/or shares, units or interests of any Intermediate Entity. If such Expense Support Reimbursement is paid in Class B-2 Units, such Units may be redeemed at the Manager’s request and will not be subject to the volume limitations of the Redemption Program or the Early Redemption Fee.
Notwithstanding the foregoing, for an eighteen-month period beginning on the Initial Offering date (the “Expense Support Period”), the Manager will forgo an amount of its monthly Management Fee to offset the Specified Expenses and/or pay, absorb or advance certain expenses of the Fund, to the extent necessary so that, for any fiscal year, the Fund’s annual Specified Expenses (as defined below), after taking into account the amount of any foregone Management Fee, do not exceed 0.70% of the Fund’s net assets (annualized) as of the end of each calendar month. The Expense Support Period may be renewed for additional periods in the Manager’s sole discretion. During the Expense Support Period, the Fund will carry forward the amount of any foregone Management Fee and expenses paid, absorbed or advanced by the Manager, for payment to the Manager when and if requested by the Manager, but only if and to the extent that such Specified Expenses plus any recoupment do not exceed 0.70% of the Fund’s net assets (annualized) at the end of any calendar month. Subject to the foregoing, the Manager may recapture a Specified Expense at any time, including in the same year it is incurred. Unless the arrangement described in this paragraph is extended, then after the Expense Support Period, the Fund will reimburse the Manager for any Expense Support that is incurred on each entity’s behalf as and when incurred.
If Specified Expenses are below 0.70% of the Fund’s net assets (annualized) at the end of any calendar month, the Manager may choose to be reimbursed for its Expense Support more quickly than ratably over 60 months. In addition, the Manager’s right to recoupment for any foregone Management Fee and expenses paid, absorbed or advanced by the Manager is not limited to 60 months following the Initial Offering date (or such later date as determined by the Manager in its sole discretion).
“Organizational and Offering Expenses” means all of the Fund’s organizational and offering expenses on the Fund’s behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, due diligence expenses of participating placement agents or financial intermediaries supported by detailed and itemized invoices, costs in connection with preparing sales materials (including third-party marketing material compliance reviews), design and website expenses, expenses incurred in connection with webcasts, video conferencing or similar technology services in connection with marketing the interests in the Fund, fees and expenses of each entity (including, as applicable, transfer agent, administrator and depository fees, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, entertainment and meals and including all similar organizational and offering expenses of any Feeder Funds (including the Feeder), Parallel Funds, Intermediate Entities or their investors to the extent not paid by such Feeder Funds, Parallel Funds and/or Intermediate Entities or their investors, but excluding subscription fees and Servicing Fees)), provided that any such expenses may be apportioned to, and borne solely by, the investors participating in the Fund, Feeder Funds, Parallel Funds, Intermediate Entities, as applicable or be allocated among the Fund, Feeder Funds, Parallel Funds, Intermediate Entities as determined by the General Partner in its reasonable discretion.

“Specified Expenses” shall mean all expenses incurred in the business of the Fund, including Organizational and Offering Expenses, with the exception of (i) the Management Fee, (ii) the Performance Participation Allocation, (iii) the Servicing Fee, (iv) portfolio company or joint venture level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Fund or any entity through which the Fund invests), (vii) taxes, (viii) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining and compensating employees and officers of the Fund), (ix) certain insurance costs and (x) extraordinary expenses (as determined in the sole discretion of the Manager).
In the event of dissolution, liquidation, sale of substantially all of the assets of the Fund or termination of the Investment Management Agreement by the Fund, including termination of the Manager by the Fund, the Fund agrees to first reimburse the Manager for any amounts previously advanced by the Manager to the Fund that have not otherwise been reimbursed.
Performance Participation Allocation
BPEF Splitter Performance LP or any other entity(ies) so designated by it (the “Special Unitholder”) will be allocated and paid as a distribution, an incentive allocation (the “Performance Participation Allocation”) from the Fund (directly or indirectly through an Intermediate Entity), equal to 12.5% of the Total Return subject to a 5.0% annual hurdle amount and a high water mark with a 100% Catch-Up (each term defined herein). Such allocation will be measured annually and allocated or paid quarterly and accrued monthly (subject to pro-rating for partial periods), payable to the Special Unitholder either in cash, Units of the Fund and/or shares or interests in any Intermediate Entity.
For further information regarding the Performance Participation Allocation, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses” below.

Fund LPA
Brookfield Private Equity Fund GP LLC, a Delaware limited liability company, is the Fund’s General Partner. Overall responsibility for oversight of the Fund rests with the General Partner, subject to certain oversight rights held by the Fund’s Board of Directors with respect to the periodic reports under the Exchange Act and certain situations involving conflicts of interest. Without limitation, and subject to the terms of the Fund LPA, the General Partner is responsible for and authorized with the following, without approval of any Unitholder or other person:
•the management and operation of the Fund;
•any and all of the objectives and purposes of the Fund;
•to perform all acts and enter into and perform all contracts, other documents and tasks as it may deem necessary or advisable for the Fund;
•selecting, approving, making and managing Investments generally, including in or alongside any Brookfield Account;
•making all decisions concerning the investigation, evaluation, selection, monitoring, acquisition, holding and disposition of Investments;
•structuring the Fund’s holdings and business operations in a manner that would allow the Fund and the Feeder to rely on a different exclusion from the definition of “investment company” under the Investment Company Act, register as an investment company under the Investment Company Act or elect to be regulated as a business development company under the Investment Company Act; and
•directing the formulation of investment policies and strategies for the Fund.
Additionally, the General Partner or any of its affiliates may, in its sole discretion, cause the Fund to hold certain investments directly or indirectly through Intermediate Entities (including corporations). The Management Fee and Performance Participation Allocation may be paid or allocated, as applicable, in whole or in part, at the level of the Fund or any other such Intermediate Entity before giving effect to any accruals for the Management Fee, Servicing Fee, Performance Participation Allocation, Unit redemptions for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any

Intermediate Entity through which the Fund indirectly invests in a portfolio company, as determined in the good faith judgment of the Manager.
Brookfield Private Equity Platform and Investment Process
The Fund benefits from an investment team that is comprised of senior Brookfield executives who make up the investment committee (the “Investment Committee”), including Bruce Flatt, Cyrus Madon and Anuj Ranjan. The Fund will separately benefit from a portfolio management team which is also comprised of senior investment professionals from Brookfield including Anuj Ranjan, David Nowak, Erson Olivan, Katie Zorbas, Alex Yang, Kristen Haase, Ed Brogan and Faye McDermid (the “Portfolio Management Team”). The Portfolio Management Team will analyze the Fund’s investment opportunities and any then-current Investments and recommend a course of action with respect to such investment opportunities and then-current Investments. The Investment Committee will review the recommendations of the Portfolio Management Team for each deal and decide whether or not to approve such recommendations.
The integrated team of Brookfield’s private equity group (the “Private Equity Group” or “BPEG”) (such team, the “Investment Team”) includes both investment professionals and business operations professionals. The Investment Team leads all aspects of the due diligence process and is supported by resources across the platform as well as professionals and consultants with relevant expertise including, but not limited to, legal, accounting, tax, technical and environmental. Transactions are staffed based on the most appropriate mix of investment, operational and legal personnel.
When an opportunity is identified, Investment Team members are responsible for developing a concept memo which outlines key investment highlights, including value drivers and an assessment of business quality, and identifies key risks or threshold issues.
The Private Equity Group has established a capital committee (the “Capital Committee”), whose purpose is to maintain a high and consistent standard to investments it pursues globally. The Capital Committee is comprised of the most senior leaders in the Private Equity Group who provide feedback and comment to the deal team on the concept memo prior to submitting a non-binding offer or letter of intent, and as they progress on an opportunity. The Capital Committee meets bi-weekly or more frequently as required to ensure sufficient support is provided to the Investment Team and that opportunities are appropriately progressing or paused, maximizing return on time for the Investment Team.
Due diligence is a critical process for Brookfield’s business. Brookfield strives to own businesses with durable, predictable free cash flows driven by a secure competitive position and sustainable long-term demand. It is during this process that Brookfield aims to validate its investment thesis and fully understand the risks and opportunities it will take on upon ownership. Due diligence involves developing a sound business judgement and view of business quality, management quality, value creation potential and valuation through a deep dive into the details of a business, its industry and competitors. This is completed through a detailed organized work plan, rigorous analytical work and deep interaction with management.
Brookfield’s due diligence process will vary depending upon the nature of the investee company and the type of investment. In its evaluation of public securities, Brookfield may have limited or no access to the underlying issuer and its management team, and/or in a private transaction, Brookfield may have complete access to the company, its management team and operating facilities. In situations where company level information may be limited, the ability to leverage market insights, knowledge and experience from both the business operations team as well as other Brookfield businesses during due diligence, is a key competitive advantage. In private transactions, Brookfield undertakes a comprehensive review of the target based on information provided directly or indirectly by the company as well as meetings and interviews with management and other relevant personnel. Due diligence in these situations typically includes, but is not limited to:
I.           Site visits;
II.          Interviews with operating managers;
III.         Review of key performance indicators and dashboards utilized by management;
IV.         Evaluation of materials provided to the board of directors;
V.          Analysis of financial reports and public/regulatory filings; and
VI.         Analysis of specialty reports (e.g., pension funding, post-employment benefits, environmental).

The results of the diligence process lead to the development of an in-depth value assessment and investment thesis for presentation to the Capital Committee. The Capital Committee meets bi-weekly or more frequently as required to ensure sufficient support is provided to the Investment Team and that opportunities are appropriately progressing or paused, maximizing return on time for the Investment Team. The Capital Committee ultimately approves the investment prior to submission to the Investment Committee. Prior to committing to a transaction, the Investment Team will conduct an in-depth transaction review with the Investment Committee covering transaction background, funding plans, investment highlights, company overview and identification of key risks and opportunities identified in the underwriting process. Investment Committee approval is required prior to submitting binding documentation or formally committing funds to a particular transaction.
Brookfield combines its operations-oriented approach to asset and business-level due diligence with an examination of the legal rights attached to the debt or equity securities in which it proposes to invest and the legal and regulatory environment in which the company operates. A detailed understanding of the securities in that capital structure and their relative rights to assets, third party guarantees or value from mergers and acquisitions or capital markets transactions together with knowledge of bankruptcy law, securities laws and other legal considerations is critical in ensuring downside protection and success in transaction execution.
Seed Investments
In July 2025, certain of Brookfield or its subsidiaries, affiliated entities and related parties (collectively, “Brookfield Investors”) entered into a series of Purchase and Sale Agreements with the Fund, whereby the Fund agreed to issue to such Brookfield Investors Class B-1 Units in exchange for the completed sale and transfer of nine Seed Investments from the Brookfield Investors to the Fund. The sale and transfer of each Seed Investment was ratified by the Board, including the Independent Directors. For more information, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I. Item 1A. Risk Factors—Conflicts of Interest—Seed Investments” and “Part I. Item 1A. Risk Factors—Conflicts of Interest—Decisions Made and Actions Taken that May Raise Potential Conflicts of Interest.”
Any Class B-1 Units received in connection with such Seed Investments is subject to redemption terms pursuant to a monthly redemption arrangement for Class B-1 Units. For more information, see “—Redemption Arrangement for Class B-1 Units Held by Brookfield Investors” below.
Competition
The Fund competes for the right to make investments with an ever-increasing number of other parties, including other consortia and companies, other Brookfield Accounts, other private investment funds as well as individuals, financial institutions and other institutions, some of which may have greater resources than the Fund. The Fund has no contractual priority or exclusivity with respect to any investment opportunities and any conflicts that arise regarding allocation of investment opportunities may not necessarily be resolved in favor of the Fund. Some of these competitors may have more relevant experience, greater financial resources and more personnel than the Fund and Brookfield. Such competitors may make competing offers for investment opportunities that are identified, and even after an agreement in principle has been reached with a prospective portfolio company, consummating the transaction is subject to a myriad of uncertainties, only some of which are foreseeable or within the control of the Fund. It is possible that competition for appropriate investment opportunities could increase, which may also require the Fund potentially to participate in auctions more frequently. The outcome of these auctions cannot be guaranteed, thus potentially reducing the number of investment opportunities available to the Fund and potentially adversely affecting the terms, including price, upon which Investments can be made. The Fund intends to be selective in its approach to targeting Investments, and there is no guarantee that Investments meeting the Fund’s investment criteria will be available or all of the Fund’s Investments will meet such criteria. If the Fund fails to make new investments or makes investments on less favorable terms, the Fund’s financial condition and results of operations could be materially and adversely affected. For more information, see “Part I. Item 1A. Risk Factors—Risks Associated with Market Conditions—Highly Competitive Market for Investment Opportunities.”
Material Conflicts of Interest
The General Partner and Manager will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among the Fund and other Brookfield Accounts, the allocation of time and attention of its investment professionals and the substantial compensation that will be paid to Brookfield. Potential conflicts of interests may include, but are not limited to:

•The General Partner’s Performance Participation Allocation, which creates a greater incentive for Brookfield to make more speculative investments on behalf of the Fund or time the purchase or sale of Investments in a manner motivated by the personal interest of Brookfield personnel than if such performance-based compensation did not exist;
•The amount of time and attention Brookfield devotes to the Fund in order to conduct its affairs in an appropriate manner;
•Differing interests of other Brookfield Accounts and their respective portfolio companies; and
•The allocation of investment opportunities between the Fund and other Brookfield Accounts.

See “Part I. Item 1A. Risk Factors—Conflicts of Interest” including “—Allocation of Investment Opportunities,” and “—Incentive to Allocate Investment Opportunities Among the Fund and Other Brookfield Accounts,” for more information on the conflicts of interest we may face.
ALLOCATION OF INVESTMENT OPPORTUNITIES
Brookfield provides investment advice and performs related services for other Brookfield Accounts (including, amongst others, for its own account and/or accounts that are being seeded and/or incubated) which are similar to the advice to be provided and services to be performed by Brookfield for the Fund.
Although Brookfield does not currently act as general partner and/or investment manager for other Brookfield Accounts with investment mandates that are substantially the same as those of the Fund (other than BPE Lux), certain Brookfield Accounts have (and additional future Brookfield Accounts will in the future have) investment mandates that overlap with those of the Fund and will compete with, and in certain cases have priority over the Fund in respect of particular investment opportunities. For example, certain Brookfield Accounts will receive priority with respect to most opportunistic investments in businesses located, headquartered or principally operating in the Middle East and with respect to asset-light financial infrastructure businesses that underpin the global financial system. As a result, certain opportunities sourced by Brookfield that would otherwise be suitable for the Fund are not expected to be available to the Fund, or the Fund will receive a smaller allocation of such opportunities than would otherwise have been the case. The factors considered by Brookfield in allocating investments among the Fund and other Brookfield Accounts may change over time (including to consider new, additional factors) and different factors may be emphasized or be considered less relevant to different investments. For more information, see “Part I. Item 1A. Risk Factors—Conflicts of Interest—Allocation of Investment Opportunities.”
For the avoidance of doubt, Brookfield Accounts include public and private investment vehicles, programs and accounts that provide seed capital and/or participate in certain investments on behalf of a Brookfield Fund that is being established or expected to be established. In addition, Brookfield expects to continue to manage and participate in new businesses and strategies.
Investment opportunities generally will be allocated pursuant to (and in accordance with) the Fund’s and other Brookfield Accounts’ investment priorities (if any) and Brookfield’s allocation policies (as updated from time to time). In cases where the investment mandate of the Fund overlaps with the investment mandate of one or more other Brookfield Accounts, investment opportunities will be allocated on a basis that Brookfield believes is fair and equitable taking into account one or more factors (the “Allocation Factors”), as it deems relevant in its discretion, including (among others): (A) the size, nature and type of the investment opportunity (including the risk and return profiles of the opportunity, expected holding period and other attributes) as well as its fit within each Brookfield Account’s investment focus; (B) the nature of the relevant Brookfield Accounts’ investment mandates (including their investment focus, objectives, strategies, guidelines, limitations, risk-return targets, client instructions (if any)), and risk tolerance, as each is determined and adjusted from time to time over the lives of the Brookfield Accounts; (C) the geographic location of the investment opportunity, and Brookfield’s determination of the appropriateness of the risks of investing in such location for the relevant Brookfield Accounts; (D) investment priorities of each Brookfield Account, including in connection with follow-on opportunities; (E) the relative amounts of capital available (or expected to be available) for investment for the period in which such Investment will be consummated; (F) principles of diversification of investments (including, among others, sector, geographic, risk, asset and/or other portfolio diversification and/or concentration considerations); (G) the expected future capacity of the Brookfield Accounts; (H) the relevant Brookfield Accounts’ liquidity needs (including for pipeline, follow-on, staged draw investments (including funding obligations with respect to such Investments that are contingent upon achievement of certain milestones) and other opportunities pursued by the Brookfield Accounts); (I) the management (including mitigation) of any actual or potential conflict of interest considerations, including in connection with investment in different parts of an issuer’s capital structure; (J) limitations imposed by investors in one or more Brookfield Accounts (pursuant to consent and/or approval rights or as otherwise agreed to with such investors); (K) statutory minimum capital, risk retention and surplus requirements applicable to the relevant Brookfield Accounts; (L) the capital efficiency of the investment opportunity for insurance and/or other purposes; (M) expected or actual ratings or lack of ratings of the investment opportunity; (N) the availability of other appropriate or similar investment opportunities; (O) the extent to which the investment professionals involved in the Fund and such other Brookfield Accounts participated in the sourcing and/or diligencing of the investment opportunity and as a result their knowledge and understanding of the investment opportunity; (P) whether the allocation would result in a Brookfield Account receiving a de minimis amount or an amount below the established minimum quantity; (Q) related-party nature of the transaction and potential conflicts considerations that could arise as a result; (R) whether the relevant Brookfield Accounts are in liquidation; and/or (S) other considerations deemed relevant by Brookfield (including legal, regulatory, tax, structuring, compliance, investment-specific, timing and similar considerations). The factors considered by Brookfield in allocating investments among the Fund, on the one hand, and other Brookfield Accounts, on the other hand, can be expected to change over time (including to consider new, additional factors) and different factors will likely be emphasized or be considered less relevant to different investments. To the extent that the Manager determines that an overlap situation is likely to be recurring for particular types of investment opportunities, the Manager could (but will not be required to) determine to apply the Allocation Factors in accordance with a formulaic or other systematic approach for any period of time, as it deems appropriate in its sole discretion.
The determination of whether an investment opportunity is within the scope of the Fund’s investment mandate or more suitable for another Brookfield Account will be made in the sole discretion of Brookfield. Further, if Brookfield determines that the investment opportunities in respect of a particular sector (which can be comprised of multiple industries) or region are expected (in the fullness of time) to exceed appropriate portfolio concentration considerations related thereto, Brookfield may act as general partner and/or manager to, and otherwise participate in, other Brookfield Accounts, including sidecar funds and any investment opportunity related thereto will thereafter be allocated between the Fund and the applicable other Brookfield Account on a basis that Brookfield believes is fair and equitable taking into account various factors, including the Allocation Factors (which may include allocating investment opportunities in accordance with a formula or other systematic approach that Brookfield determines to be fair and equitable at the time such sector- or region-specific Brookfield Account is formed). In some instances, Brookfield may receive new, different or additional information regarding an investment opportunity during the course of performing continued due diligence on such investment opportunity. To the extent such investment opportunity had already been allocated to one or more Brookfield Accounts pursuant to the allocation methodology described above, Brookfield is not obligated to reconsider its allocation decision, and may elect not to do so, including in cases where structuring work has already been undertaken with respect to the initial allocation or changing the allocation would otherwise be costly or burdensome.
Leverage
The Fund expects to utilize leverage, incur indebtedness and provide other credit support for any purpose, including to fund all or a portion of the capital necessary for an Investment, to provide funds for distributions to Unitholders to the extent the Fund makes a distribution, and to fund redemptions. The Fund or any subsidiary thereof may enter into borrowing arrangements from time to time with any entity or person (including Brookfield and Brookfield Accounts) for any purpose reasonably related to the Fund’s (or such subsidiary’s) business. In addition, in certain circumstances, the Fund may guarantee obligations (or the General Partner or an affiliate thereof may guarantee obligations on the basis of such obligations being backstopped by the Fund) of any subsidiary, any Investment or any Parallel Fund (or any subsidiary thereof), including, in each case, by extension of a letter of credit (together, “Guarantees”). The Fund may provide Guarantees with respect to liabilities of joint venture partners and co-investors (which may include Brookfield Accounts, Unitholders, and any of their respective affiliates). In certain cases, the Fund may replace an affiliate of Brookfield which may have previously provided a Guarantee.
Other than borrowings incurred solely to provide interim financing prior to the receipt of capital (and not for permanent or long-term financing with respect to portfolio companies or Fund Expenses (as defined in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses”)), the Fund does not intend to incur cash borrowings if such borrowings would cause the Fund’s Leverage Ratio to exceed 30% of the Fund’s total assets, measured at the time of such borrowings

(the “Leverage Guideline”). There is, however, no limit on the amount the Fund intends to borrow, provided that such borrowing is non-recourse to the Fund. During the initial ramp-up period of the Fund, its Leverage Ratio may exceed the 30% target. The Fund may also exceed the Leverage Ratio of 30% at other times, particularly during a market downturn or in connection with a large acquisition. Additionally, the Fund may incur additional indebtedness for borrowed money that causes the Leverage Ratio to exceed 30% to the extent the General Partner believes, in its sole discretion, that at the time of each such incurrence it is reasonably appropriate and in the best interests of the Unitholders. No remedial action will be taken if the Leverage Guideline is exceeded for any reason other than the incurrence of an increase in indebtedness (including the exercise of rights attached to an Investment).
For the purposes of the Fund:
(a)         “Leverage Ratio” means: on any date of incurrence of any such indebtedness, the quotient obtained by dividing (i) Aggregate Net Leverage (as defined below) by (ii) the aggregate month-end values of the Fund’s Investments, plus the value of any other assets (such as cash on hand).
(b)         “Aggregate Net Leverage” means: the aggregate amount of recourse indebtedness for borrowed money (e.g., bank debt) of the Fund.
For purposes of determining the Aggregate Net Leverage, the General Partner shall use the principal amount of borrowings, and not the valuations of the Fund’s borrowings. The Fund’s assets or any part thereof, including any accounts of the Fund, may be pledged in connection with any credit facilities or indebtedness. For the avoidance of doubt, the Leverage Guideline does not apply to (i) indebtedness incurred by an Intermediate Entity (including, for the avoidance of doubt, the Aggregator) or portfolio company that is non-recourse to the Fund, (ii) guarantees of indebtedness, (iii) “bad boy” guarantees or other credit support obligations or (iv) other related liabilities that are non-recourse indebtedness for borrowed money.
It should be noted that the Leverage Guideline is a statement of intent and is not a binding restriction or limitation on the Fund. Accordingly, the Fund’s Leverage Ratio may from time to time exceed the Leverage Guideline beyond the permitted instances outlined above, and no remedial action shall be required in such instances by the Fund, the General Partner or Brookfield.
The Fund may borrow money for any proper purpose related to the Fund, including for acquisition purposes, to pay operating expenses, to make distributions, to finance the redemption of Units pursuant to any Unit redemptions (including Class B-2 Units received by the Special Unitholder with respect to the Performance Participation Allocation and/or the Manager with respect to the Management Fee and/or the Expense Support Reimbursement), and otherwise to provide the Fund with temporary liquidity. In addition, the Fund may enter into an unsecured line of credit with Brookfield, one of its affiliates, BWS or other entities for any such purpose.
Term
BPE has been established, and is expected to continue, for an indefinite period of time but is subject to earlier dissolution and termination as further described in the Fund LPA. As part of BPE’s indefinite term structure, investors may request to redeem their Units on a quarterly basis (as further discussed below). See “—Redemption Program” below for more information regarding redemptions.
Emerging Growth Company
We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the 1933 Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Units that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Once we are no longer an emerging growth company, so long as our Units are not traded on a securities exchange, we will continue to be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of

Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Units less attractive because we may rely on some or all of these exemptions.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.
Distribution Reinvestment Plan
In the event that the Fund does make a distribution in the future, cash distributions to Unitholders will automatically be reinvested under the Distribution Reinvestment Plan (the “DRIP”) in additional whole and fractional Units attributable to the Class of Units that a Unitholder owns unless such Unitholder elects to receive distributions in cash. As a result, if the General Partner authorizes, and the Fund declares, a cash distribution, then the Unitholders who have not opted out of the DRIP will have their cash distributions automatically reinvested in additional Units of the same class owned by the Unitholder, rather than receiving such cash distribution.
There will be no Subscription Fees charged to Unitholders for Units received pursuant to the DRIP, but the Units will incur any applicable Servicing Fees. The Fund will pay the transfer agent fees under the DRIP. If Units are held by a broker or other financial intermediary, a Unitholder may change its election by notifying its broker or other financial intermediary of its election.
Redemption Program
At the discretion of the General Partner and in accordance with the Fund LPA, the Fund has implemented a Unit redemption program for Investor Units and Class B-2 Units (the “Redemption Program”) that allows for redemptions of Investor Units and Class B-2 Units, in each quarter, of up to 5% of all Classes of Units outstanding (either by number of Units or aggregate NAV) as of the close of the previous calendar quarter. This Redemption Program commenced in the first quarter of 2026. The General Partner may, in its sole discretion and in accordance with the Fund LPA, cause the Fund to allow redemptions of Investor Units and Class B-2 Units in an amount that exceeds the 5% quarterly limitation in any calendar quarter. The Class B-1 Units will not be subject to the Redemption Program, including with respect to any redemption limits. The Fund adopted a separate arrangement to redeem Class B-1 Units. See “–Redemption Arrangement for Class B-1 Units Held by Brookfield Investors” below.
Under the Redemption Program, to the extent Unit redemptions are available in any particular calendar quarter, the General Partner will cause the Fund to redeem Units using a purchase price equal to the NAV per Unit as of the last calendar day of each calendar quarter (the “Redemption Date”), subject to the Early Redemption Fee, and as further described in the Fund LPA.
The General Partner may make exceptions to, modify, amend or suspend the Redemption Program without Unitholder approval if in its reasonable judgment it deems such action to be in the best interest of the Fund and its Unitholders, including, but not limited to tax, regulatory or other structuring reasons. As a result, the Redemption Program may not be available each quarter, such as when the Redemption Program would place an undue burden on the Fund’s liquidity, adversely affect its operations or risk having an adverse impact on the Fund that would outweigh the benefit of the Redemption Program, in each case as determined by the General Partner in its sole discretion and in accordance with the Fund LPA.
If the 5% quarterly redemption limitation is reached in any particular calendar quarter or the General Partner determines to cause the Fund to redeem fewer Units than have been requested to be redeemed in any particular calendar quarter, Units submitted for redemption during such calendar quarter will be redeemed on a pro rata basis after the Fund has redeemed all Units for which redemption has been requested due to death, qualifying disability, divorce or adjudicated incompetence of the Unitholder and other limited exceptions. Unsatisfied Redemption Requests will not be automatically carried over to the next redemption period and, in order for a Redemption Request to be reconsidered, Unitholders must resubmit their Redemption Request after the start of the next quarterly redemption period, or upon the recommencement of the Redemption Program, as applicable.
Subject to limited exceptions, any Redemption Request for Units (other than Class B-2 Units received in lieu of cash as payment of the Management Fee, the Performance Participation Allocation, and/or the Expense Support and Class B-1 Units) that have not been outstanding for at least two (2) years will be subject to an early redemption fee equal to 5% of the value of the NAV of the Units being redeemed (calculated as of the Redemption Date) (the “Early Redemption Fee”) for the benefit of the Fund and therefore indirectly the Unitholders.
Redemption Arrangement for Class B-1 Units Held by Brookfield Investors
In recognition of Brookfield Investors’ supporting the Fund’s Seed Investments, the Fund adopted and the Board has approved the following arrangement to redeem Class B-1 Units issued to Brookfield Investors.
•As of the last calendar day of each month, the Fund may redeem the Monthly Redemption Amount of Class B-1 Units from the Brookfield Investors.
•In addition, in connection with the occurrence of a Liquidity Event, the Fund shall promptly redeem outstanding Class B-1 Units of the Fund from Brookfield Investors (and up to the aggregate NAV of the outstanding Class B-1 Units) in the amount of: (i) Brookfield Investors’ pro-rata share of any proceeds arising from such Liquidity Event (based on the number of Class B-1 Units that have not been redeemed at such time (“Pro Rata Share”)), net of the Blended Discount (as defined below) applied on such proceeds, minus (ii) the difference (if positive) between (x) the aggregate NAV of Units requested to be redeemed under the Redemption Program as of the most recently completed redemption (up to the 5% quarterly redemption limit under the Redemption Program) and (y) the aggregate NAV of Units actually redeemed under the Redemption Program as of the most recently completed redemption, minus (iii) any outstanding mandatory liabilities and obligations of the Fund as of the date of such Liquidity Event to the extent the Fund does not have sufficient cash available as of such date to satisfy such mandatory liabilities and obligations.
•Upon a Liquidity Event, if any portion of Brookfield Investors’ Pro Rata Share of proceeds arising from such Liquidity Event, net of the Blended Discount applied on such proceeds, are not used to redeem outstanding Class B-1 Units, then subject to applicable legal and regulatory restrictions, the Fund shall use the net proceeds from new subscriptions for Units in the offering of the Fund’s Units to redeem outstanding Class B-1 Units of the Fund from Brookfield Investors having an aggregate NAV equal to at least the shortfall amount (and up to the aggregate NAV of the outstanding Class B-1 Units). Such shortfall amount, for greater certainty, shall be fixed as of the date of the Liquidity Event and shall not be subject to any change on account of the future net asset value of the applicable portfolio investment.
•Until the Discount Period Maturity Date (as defined below), the redemption price per Class B-1 Unit for redemptions from Brookfield Investors will be the lesser of (1) the then-current NAV per Class B-1 Unit and (2) the amount determined by dividing (A) the then-current value of the remaining Seed Investments determined in accordance with the Fund’s Valuation Policy less the Blended Discount, by (B) the total number of outstanding Units of Class B-1 Units, in each case as of the last calendar day of the applicable month. After the Discount Period Maturity Date, the redemption price per Class B-1 Unit for redemptions from Brookfield Investors will be the then-current NAV per Class B-1 Unit. As a consequence, the redemption price per Class B-1 Unit will be at or below the NAV of such Units. Unless the Manager determines otherwise in its sole discretion, any benefit from the redemption proceeds payable to the direct or indirect holders of Class B-1 Units being below the NAV in effect for the Class B-1 Units at the time of redemption shall be retained by the Fund as a whole and may be used for any permitted purpose under the Fund Agreements.
“Monthly Redemption Amount” means, for any given month, an amount determined by the General Partner in its sole discretion, up to (i) the net proceeds from new subscriptions for Units in the offering of the Fund’s Units (other than Class B-1 Units) that month (which subscriptions will be accepted on or after the first calendar day of the following month) less (ii) the aggregate redemption amount of Units (other than Class B-1 Units) redeemed by the Fund during such month pursuant to the Fund’s Redemption Program plus (iii) the Excess Operating Cash Flow.
“Excess Operating Cash Flow” means, for any given quarter, the Fund’s net cash provided by operating activities, if any, less any amounts of such cash used, or designated for use, to pay distributions to Unitholders.

“Liquidity Event” means, in respect of any Seed Investment, any transaction or series of transactions pursuant to which the Fund (i) directly or indirectly sells, grants, transfers, conveys, or relinquishes its ownership of such Seed Investment or any portion thereof, or (ii) receives any dividend, redemption or distribution that is solely attributable to such Seed Investment.
“Blended Discount” means, up and until the date that is eighteen (18) months after the Initial Offering, a discount to the then-current fair value for each Seed Investment. As of December 31, 2025, the Blended Discount was in excess of 6%. The Blended Discount is a blended product of individualized rates associated with each of the Seed Investments and can be expected to fluctuate up or down depending on the change in the fair market value of the individual Seed Investments. After the date that is eighteen (18) months after the Initial Offering date, the Blended Discount shall be zero.
“Discount Period Maturity Date” means the date that is 18 months following the Initial Offering date.
The Class B-1 Unit redemption arrangement is not subject to any time limit and will continue until the Fund has redeemed all of the Class B-1 Units. Other than as described herein, the Unit redemption arrangement for Class B-1 Units is not subject to the redemption limitations in the Fund’s Redemption Program. Notwithstanding the foregoing, no redemption in respect of a Monthly Redemption Amount will be made for Class B-1 Units during any month if, for the most recently completed redemption (as of the end of such month) under the Redemption Program, the 5% quarterly redemption limitation of the Fund’s Redemption Program was decreased and remains unsatisfied. Additionally, except in connection with the occurrence of a Liquidity Event, the Fund may elect not to redeem Class B-1 Units, or may set a lower Monthly Redemption Amount, if, in the Fund’s judgment, the Fund determines, acting reasonably, that the maximum Monthly Redemption Amount would place an undue burden on the Fund’s liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund as a whole. Further, except in connection with the occurrence of a Liquidity Event, the Board may, acting reasonably, modify, suspend or terminate this Unit redemption arrangement if it deems such action to be in the Fund’s best interests and the best interests of the Fund’s Unitholders. Brookfield Investors will not request that their Class B-1 Units be redeemed under the Fund’s Redemption Program. For additional information, see “Part I. Item 1A. Risk Factors—Conflicts of Interest—Seed Investments.”
Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the General Partner, the Manager or their affiliates pursuant to the terms of the Investment Management Agreement and the Fund LPA. See “—Investment Management Agreement” and “—Fund LPA.”
The Private Offering
The Fund is conducting a continuous private offering of Units on a monthly basis in reliance on exemptions from the registration requirements of the 1933 Act to investors that are both (i) accredited investors (as defined in Regulation D under the 1933 Act) and (ii) qualified purchasers (as defined in the Investment Company Act and rules thereunder) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S. Separate eligibility requirements, including under Regulation S under the 1933 Act, may apply to non-U.S. investors in one or more Parallel Funds. Each potential Unitholder must also satisfy the eligible Unitholder qualifications as set forth in the subscription agreements and any additional qualifications required by their financial intermediary.
For the avoidance of doubt, this report does not constitute an offer, and an offering may only be made by the Fund’s Memorandum.
Reporting Obligations
We make available on our website at https://privatewealth.brookfield.com/fund/bpe, our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (https://www.sec.gov/) that contains such information. Our website will contain additional information about our business, but the contents of the website are not incorporated by reference in or otherwise a part of this report. From time to time, we may use our website as a distribution channel for material company information. Financial and other important information regarding us is routinely accessible through and posted on our website. The information contained on, or accessible from, our website is not part of this report by reference or otherwise.

Item 1A. Risk Factors

Risk Factors

An investment in the Fund involves a significant degree of risk, relating both to the types of investments contemplated by the Fund as well as the Fund’s ability to achieve its investment objective and therefore should be undertaken only by those investors capable of evaluating the risks of the Fund and bearing the risks it represents. Prospective investors should carefully consider, among other factors, the following risk factors, as well as other information provided in this Annual Report on Form 10-K and the Fund LPA. The following risk factors do not purport to be a complete list or explanation of all risks involved in an investment in the Fund. Additionally, each of the risk factors listed below, on its own, could have a material adverse effect on the Fund or the value of an investment in the Fund. Prospective investors should not construe the performance of investments by other Brookfield Accounts, the Manager or Brookfield as providing any assurances regarding the future performance of the Fund. There can be no assurance that the Fund will meet its investment objective or that a Unitholder will receive a return of its capital. As such, a Unitholder should have the ability to sustain the loss of its entire investment in the Fund. Prospective investors must rely on their own examination of, and their own ability to evaluate, the nature of an investment in Units, including all of the risks involved in making such an investment. Prospective investors should consult their own legal, tax, investment and accounting advisors in connection with evaluating the purchase of Units.

Because the Fund may invest in and/or alongside certain Brookfield Accounts, the risk factors described herein may apply to the Fund’s Investments in and/or alongside Brookfield Accounts and all references to the Fund or BPE shall include references to the relevant Brookfield Accounts alongside and through which the Fund may invest, as the context so requires. Additionally, many of the risk factors described herein will be applicable in connection with investments made by Third-Party Pooled Investment Vehicles and Third-Party Fund Managers (each as defined below) in which the Fund may participate, even if such investments are not specifically discussed in such risk factors. Capitalized terms used but not defined in this Item 1A. Risk Factors have meanings given to such terms elsewhere in this Annual Report on Form 10-K.

RISKS ASSOCIATED WITH MARKET CONDITIONS

General Economic Conditions. Changes in general global, regional and/or U.S. economic and geopolitical conditions may affect the Fund’s activities. Interest rates, general levels of economic activity, the price of securities and participation by other investors in the financial markets may affect the market in which the Fund makes investments or the value and number of investments made by the Fund or considered for prospective investment. Material changes and fluctuations in the economic environment, particularly of the type experienced in the years following 2008 and the bank distress, including the receivership of Silicon Valley Bank and Signature Bank in early 2023, that caused significant dislocations, illiquidity and volatility in the wider global economy, and the market changes that resulted from the spread of the novel coronavirus (“COVID-19”) also may affect the Fund’s ability to make investments and the value of Investments held by the Fund or the Fund’s ability to dispose of Investments. Such changes and fluctuations have, and in the future may have, a material effect on general economic conditions, consumer and business confidence and market liquidity. Any economic downturn resulting from a recurrence of such marketplace events and/or continued volatility in the financial markets could adversely affect the financial resources of portfolio companies. Investments can be expected to be sensitive to the performance of the overall economy. Moreover, a serious pandemic, natural disaster, armed conflict, threats of terrorism, terrorist attacks and the impact of military or other action could severely disrupt global, national and/or regional economies. A resulting negative impact on economic fundamentals and consumer and business confidence may negatively impact market value, increase market volatility and reduce liquidity, all of which could have an adverse effect on the performance of Investments, the Fund’s returns and the Fund’s ability to make and/or dispose of Investments. While the Fund may seek to capitalize on capital dislocations by investing opportunistically in industries or situations affected by the aforementioned conditions, no assurance can be given as to the effect of these events on the Fund’s Investments or the Fund’s investment objective. See also “—Public Health Risk” below.

Governmental Intervention. Since 2008, the global financial markets have undergone disruptions which have led to certain governmental intervention, including more recently, further disruptions as a consequence of the spread of COVID-19, that led to certain governmental intervention. Such intervention in certain cases was implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies. If governmental intervention programs are unwound, there could likewise be uncertainty and adverse effects on the markets. It is impossible to predict what additional interim or permanent governmental restrictions (or easing of restrictions) may be imposed on the markets or the effect of such restrictions on the Fund’s strategies.

The Trump administration has further signaled its intention to implement significant changes to the size of the federal government and to various other government policies. The potential downsizing of the federal government workforce and shutting down or defunding of certain government agencies (or offices thereof), including of federal agencies tasked with protecting investors, along with the changes in U.S. trade policy discussed above, could introduce market instability, reduce investor confidence, and weaken investor protection. For example, substantial reductions in government spending and personnel could negatively affect certain of the Fund’s portfolio companies that rely on or benefit from government subsidies or contracts, destabilize the U.S. government contracting market, impede portfolio companies’ ability to implement their business plans, and impede Brookfield’s and the Fund’s ability to achieve expected returns. Moreover, the Trump administration’s signaled changes to government policy with respect to tax, immigration, labor, infrastructure, energy, education, business regulations (including U.S. anti-corruption policies), international relations, and international economic development could create uncertainty and volatility for the Fund and its portfolio companies. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect the Fund, its portfolio companies, or their respective financial performance.

Trade Disputes and Tariffs. Political events, international trade disputes or tariffs could harm or disrupt international commerce and the global economy could have a material adverse effect on Brookfield, its funds, and its funds’ portfolio companies. U.S. President Donald Trump has recently enacted significant trade measures, including substantial tariffs on goods imported from major U.S. trading partners, and may in the future increase such tariffs and/or impose tariffs on additional countries. Some foreign governments, including China, instituted retaliatory tariffs on certain U.S. goods and indicated a willingness to impose additional tariffs on U.S. products. As a result, global trade tensions have heightened substantially and may escalate even further, which may materially and adversely affect global economic conditions.

To the extent the Fund invests in portfolio companies that utilize inputs from countries subject to tariffs, the enactment of tariffs will result in increased operating costs for such portfolio companies, which has the potential to impact the Fund’s investment performance and returns to the Fund’s investors. Additionally, to the extent certain countries impose retaliatory tariffs on imports from the United States and to the extent the Fund invests in portfolio companies that export goods to such countries, the retaliatory tariffs could limit the ability of such portfolio companies to compete in such foreign markets, which also has the potential to impact the Fund’s investment performance and returns to the Fund’s investors.

More generally, future trade restrictions, protectionist measures or similar events beyond Brookfield’s control could escalate into a trade war and have a material adverse effect on Brookfield’s business operations and its funds’ performance. Heightened economic uncertainty driven by tariffs and changing government policy could reignite inflationary pressures, impact central bank policy, and raise recessionary risks. Increases in borrowing costs driven by inflationary pressure, particularly in a macroeconomic environment which already features elevated borrowing costs, could further dampen consumer demand and investor confidence. In addition, the North American economic corridor may be negatively impacted by this uncertainty, which could include impacts to key U.S. exports. Additionally, escalation in tensions between the U.S. and major economies, coupled with such nations’ failure to adopt or maintain trade agreements and/or increased use of tariffs, sanctions or investment restrictions may contribute to a slowing of global economic growth and adversely affect the revenues and profitability of our funds and their portfolio companies. Moreover, sanctions or other investment restrictions could preclude Brookfield Accounts from investing in certain foreign companies or cause such Brookfield Accounts to sell investments at disadvantageous times. All of the foregoing has the potential to materially and adversely impact the Fund, the General Partner, Brookfield and the Investments.

Highly Competitive Market for Investment Opportunities. The success of the Fund depends, in large part, on the availability of a sufficient number of investment opportunities that fall within the Fund’s investment objective and the ability of the General Partner and the Manager to identify, negotiate, close, manage and exit those investment opportunities. The activity of identifying, completing and realizing attractive Investments is highly competitive and involves a high degree of uncertainty, especially with respect to timing. There can be no assurance that the General Partner or the Manager will be able to locate and complete Investments which enable the Fund to invest all of its capital in opportunities that satisfy the Fund’s investment objective or realize the value of these Investments, nor can there be any assurance that the Fund will be able to make investments on favorable terms and conditions. Failures in identifying or consummating investments on satisfactory or favorable terms could reduce the number of investments that are completed, reduce the Fund’s returns, and slow the Fund’s growth.

The Fund will compete for the right to make investments with an ever-increasing number of other parties, including other consortia and companies, other Brookfield Accounts, other private investment funds as well as individuals, financial institutions and other institutions, some of which may have greater resources than the Fund. The Fund has no contractual priority or exclusivity with respect to any investment opportunities and any conflicts that arise regarding allocation of investment opportunities may not necessarily be resolved in favor of the Fund. Some of these competitors may have more relevant experience, greater financial resources and more personnel than the Fund and Brookfield. Such competitors may make competing offers for investment opportunities that are identified, and even after an agreement in principle has been reached with a prospective portfolio company, consummating the transaction is subject to a myriad of uncertainties, only some of which are foreseeable or within the control of the Fund. It is possible that competition for appropriate investment opportunities could increase, which may also require the Fund potentially to participate in auctions more frequently. The outcome of these auctions cannot be guaranteed, thus potentially reducing the number of investment opportunities available to the Fund and potentially adversely affecting the terms, including price, upon which Investments can be made. The Fund intends to be selective in its approach to targeting Investments, and there is no guarantee that Investments meeting the Fund’s investment criteria will be available or all of the Fund’s Investments will meet such criteria. If the Fund fails to make new investments or makes investments on less favorable terms, the Fund’s financial condition and results of operations could be materially and adversely affected.

Currency Exchange Risk. The Fund expects to make Investments outside of the United States. As such, the returns realized by Fund from such Investments may be subject to currency exchange rate volatility, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which certain of the Fund’s Investments may be denominated and costs associated with conversion and hedging of investment principal and income from one currency into another. It may not be possible to hedge fully, perfectly or at all against currency fluctuations affecting the value of Investments denominated in non-U.S. currencies and it may not be economically feasible to do so. The Fund is not obligated to engage in any currency hedging operations and there can be no assurance as to the success of any hedging operations the Fund may implement. Changes in non-U.S. currency exchange rates may also affect the value of dividends and interest earned, and the level of gains and losses realized on the sale of such Investments. The rates of exchange between the U.S. dollar and other currencies are affected by many factors, including forces of supply and demand in the non-U.S. currency exchange markets. Exchange rates also are affected by the international balance of payments and other economic and financial conditions, government intervention, speculation and other factors. It is likely that the Fund will leave unhedged certain Investments denominated in or generating cash flow in non-U.S. currencies and in any such case, the Fund will be exposed to risk that such currency will decline in value against the U.S. dollar during the term of the investments such that the results of such investments will be worse in U.S. dollar terms than the results based upon the local currency. See also “—Hedging Transactions” below.

Hedging Transactions. The Fund and/or any of its subsidiaries or a portfolio company may utilize financial instruments such as forward contracts, options, warrants, swaps (including credit default swaps and total return swaps), caps, collars, floors and other derivatives to seek to hedge against fluctuations in the relative values of their assets as a result of changes in currency exchange rates, market interest rates and public security prices. While these transactions may reduce certain risks, the transactions themselves entail certain other risks. Hedging against a decline in the value of an Investment does not eliminate fluctuations in the value of such Investments or prevent losses if the value of such Investments declines, but instead establishes other positions designed to gain from those same developments, thus offsetting the decline in such

Investment’s value. These types of hedge transactions also limit the opportunity for gain if the value of such Investment should increase.

The success of hedging transactions will be subject to the ability to correctly predict movements in and the direction of, currency exchange rates, interest rates and public security prices. Therefore, while the Fund (and/or any of its subsidiaries) or a portfolio company may enter into hedging transactions to seek to reduce these risks, unanticipated changes in currency exchange rates, interest rates or public security prices that do not occur within a given timeframe may result in a poorer overall performance for the Fund than if it had not engaged in any hedging transaction. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements of the investments being hedged may vary. Moreover, for a variety of reasons, the Fund or a portfolio company may not have established a perfect correlation between hedging instruments and the Investments being hedged. This imperfect correlation may prevent the Fund, or a portfolio company, as applicable, from achieving the intended hedge or expose it to risk of loss. For the avoidance of doubt, any related expenses, risks and/or gains related to any hedging transactions will generally be allocated pro rata between the Fund and any of its subsidiaries or other entities employed by the Fund in connection with such transaction.

Certain types of hedging instruments present particular risks. In particular, forward contracts and options thereon, unlike futures contracts, generally are not traded on exchanges and are not standardized; rather, banks and dealers act as principals in these markets, negotiating each transaction on an individual basis. Forward trading (to the extent forward contracts are not traded on exchanges) and “cash” trading are substantially unregulated; there is no limitation on daily price movements and speculative position limits are not applicable. The principals who deal in the forward markets are not required to continue to make markets in the currencies or commodities they trade and these markets can experience periods of illiquidity, sometimes of significant duration. There have been periods during which certain participants in these markets have refused to quote prices for certain currencies or commodities or have quoted prices with an unusually wide spread between the price at which they were prepared to buy and that at which they were prepared to sell. Disruptions can occur in any market due to unusually high trading volume, political intervention or other factors. The imposition of controls by government authorities might also limit such forward (and futures) trading to less than that which the Manager would otherwise recommend, to the possible detriment of the Fund. Market illiquidity or disruption could result in major losses to the Fund.

The Fund may be liable for obligations in connection with currency hedges with respect to the Fund or a portfolio company. With respect to currency hedging specifically, individual Classes may be denominated in different currencies. In relation to currency hedging undertaken, if any, in the interest of a hedged Class, note that various Classes of Units do not constitute separate portfolios of assets and liabilities. Accordingly, while gains and losses on the hedging transactions and the expenses of such hedging transactions and any related hedging program (if applicable) will be allocated to the hedged Classes only, the unhedged Classes may be liable for obligations in connection with currency hedges in favor of a hedged Class. Additionally, any financing facilities or guarantees utilized in connection with any such hedging or hedging program (if applicable) may be entered into by the Fund, any Feeder Fund or any Intermediate Entity and not any specific Class, notwithstanding that not all Classes of the Fund participate in such hedging or hedging program.

In addition, there is no limit on the exposure that may be incurred to any single counterparty with over- the-counter derivative instruments, exchange listed securities, options, repurchase agreements or other similar transactions and, as a result, if any such counterparty becomes unable to pay amounts due on such instruments or transactions, the financial losses to the Fund would be greater than if such limits were imposed.

Furthermore, the creditworthiness of a counterparty to any hedging transaction entered into by the Fund may change over time and, while such counterparty may have been creditworthy at the time such transaction was entered into, there is no guarantee such counterparty will remain creditworthy throughout the duration of the Fund or that such counterparty will be able to perform its obligations under, or pay amounts due on, such hedging transactions. This risk is also subject to, and heightened by, commodity price fluctuations.

Moreover, the U.S. Commodity Futures Trading Commission (the “CFTC”) and other federal and global financial regulators have adopted margin requirements for uncleared derivatives which may present significant challenges and additional risks for the Fund, including increased costs, reduced access to dealer counterparties, potential decreases in market liquidity and other unforeseen consequences. These requirements also may result in the Fund being unable to adequately hedge its Investments, which may have an adverse impact on the performance of the Fund. It is likely that the Fund will leave unhedged certain currency exchange rates, interest rates and public security prices and in any such case, the Fund will be exposed to risk that such fluctuation of prices thereof will decline during the term of the Investments such that the results of such Investments will be worse in U.S. dollar terms than the results based upon the local currency.

To the extent the Fund acquires instruments which may be treated as commodity interests, the General Partner and/or the Manager either qualifies for or expects to qualify for, or relies upon or intends to rely upon, an exemption from registration with the CFTC as a commodity pool operator (“CPO”) with respect to the Fund, including pursuant to certain no-action relief or pursuant to CFTC Rule 4.13(a)(3) (and qualifies for or expects to qualify for, or relies upon or intends to rely upon, an attendant commodity trading advisor (“CTA”) registration exemption with respect to advice it provides to the Fund). In December 2025, the CFTC staff issued CFTC No-Action Letter 25-50 which provides interim no-action relief to CPOs that are registered as investment advisers with the SEC with respect to commodity pools offered solely to qualified purchasers (as defined in the Investment Company Act) and certain “Non-United States persons” and other “qualified eligible persons” (each as defined in CFTC Rule 4.7), and the General Partner and the Manager currently expect such relief to be available with respect to the Fund. Alternatively, the General Partner and/or the Manager may rely on other no-action relief, or the General Partner and/or the Manager may claim an exemption pursuant to CFTC Rule 4.13(a)(3) with respect to the Fund on the basis that, among other requirements, (a) the pool’s trading in commodity interest positions (including both hedging and speculative positions, and positions in security futures) is limited so that either (i) no more than 5% of the liquidation value of the pool’s portfolio is used as initial margin, premiums and required minimum security deposits to establish such positions (determined at the time the most recent position was established and after taking into account unrealized profits and unrealized losses on any such positions), or (ii) the aggregate net notional value of the pool’s trading in such positions does not exceed 100% of the pool’s liquidation value (determined at the time the most recent position was established and after taking into account unrealized profits and unrealized losses on any such positions) and (b) interests in the pool are exempt from registration under the Securities Act and, unless the General Partner determines otherwise in its sole discretion and subject to applicable regulatory requirements, are offered and sold without marketing to the public in the United States. Subject to limited exceptions, reliance on any such no-action relief or exemption may not be available if the General Partner, the Manager or their principals are subject to certain specified covered statutory disqualifications. Therefore, unlike a registered CPO, the General Partner and the Investment Advisor will not be required to provide prospective investors with a disclosure document (as described in Part 4 of the CFTC rules), periodic account statements or certified annual reports that satisfy the requirements of CFTC rules applicable to registered CPOs. Neither the CFTC nor the NFA pass upon the merits of participating in a pool or upon the adequacy or accuracy of an offering memorandum. Accordingly, the Fund’s Memorandum is not required to be and has not been reviewed or approved by the CFTC or the NFA and it is not anticipated that such review or approval will occur.

As an alternative to reliance on an exemption or no-action relief from registration as a CPO, the General Partner or the Manager may register as a CPO with the CFTC and avail itself of certain disclosure, reporting and record-keeping relief under CFTC Rule 4.7 or rely on another exemption, exclusion, relief or guidance. Registration as a CPO and/or reliance on alternative exemptions (including in the event that any exemption or no-action relief upon which the Fund is currently relying is modified, rescinded or otherwise no longer available), such as CFTC Rule 4.7, Rule 4.13(a)(3) or CFTC No-Action Letter 25-50, may require the Fund, the General Partner and/or the Manager to comply with the requirements described above and/or other requirements, which would result in additional expenses being borne by the Fund.

Inflation and Interest Rate Risk. Inflation could directly, materially and adversely affect the portfolio companies. If an Investment is unable to increase its revenue in times of higher inflation, its profitability and ability to distribute dividends may be materially and adversely affected. Portfolio companies may have long-term rights to income linked to some extent to inflation, whether by government regulations, contractual arrangement or other factors. Typically, as inflation rises, the company will earn more revenue, but will incur higher expenses; if inflation declines, the company may not be able to reduce expenses in line with any resulting reduction in revenue. Certain businesses rely on concessions to mitigate the inflation risk to cash flows through escalation provisions linked to the inflation rate. While these provisions may protect against certain risks, they do not protect against the risk of a rise in real interest rates, which is likely to create higher financing costs for businesses and a reduction in the amount of cash available for distribution to investors. In addition, the market value of Investments may decline in times of higher inflation rates given that the most commonly used methodologies for valuing portfolio companies (e.g., discounted cash flow analysis) are sensitive to rising inflation and real interest rates. Finally, wage and price controls have been imposed at times in certain countries in an attempt to control inflation, which could significantly affect the operation of businesses. Accordingly, changes in the rate of inflation may affect the forecasted or actual profitability of a portfolio company.

Certain countries’ economies, including in particular many emerging markets, have experienced extremely high rates of inflation for extended periods of time. Inflation has and may continue to have, negative effects on the economies of certain of these countries. For example, the risks associated with transactions using local currencies are significantly greater in hyper-inflationary economies than in other less inflationary markets.

Ongoing and Other Geopolitical Events. On February 24, 2022, Russian troops began a full-scale invasion of Ukraine and, as of the date of this material, the countries remain in active armed conflict. Around the same time, the United States, the United Kingdom, the European Union, and several other nations announced a broad array of new or expanded sanctions, export controls, and other measures against Russia, Russia-backed separatist regions in Ukraine, and certain banks, companies, government officials, and other individuals in Russia and Belarus. These ongoing conflicts and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally (including in the countries in which the Fund invests), and therefore could adversely affect the performance of the Investments of the Fund. The severity and duration of such conflicts and their impact on global economic and market conditions are impossible to predict, and as a result, could present material uncertainty and risk with respect to the Fund and the performance of its Investments and operations, and the ability of the Fund to achieve its investment objectives. Similar risks will exist to the extent that any portfolio companies, service providers, vendors or certain other parties have material operations or assets in locations effected by these conflicts, or the immediate surrounding areas or rely on inputs and/or outputs of such areas. Other geopolitical conflicts could arise in the future and such conflicts could have material adverse consequences on the Brookfield, the Fund and its Investments.

Public Health Risk. The Fund may be adversely affected by the effects of widespread outbreaks of contagious diseases, including COVID-19. Public health crises can develop rapidly and unpredictably, which may prevent governments, asset managers, property managers, developers, companies or others (including the General Partner, the Manager and the Fund) from taking timely or effective steps to mitigate or reduce any adverse impacts to the Fund and/or its Investments. The extent and duration of any such impacts will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of COVID-19 (and any variant thereof) and containment efforts.

Any outbreak of contagious diseases and other adverse public health developments, together with any resulting disruptions or restrictions on travel, social distancing policies and/or quarantines imposed or recommended by the governments of the jurisdictions where Brookfield, the Fund and/or its Investments are based (together, the “Isolation Measures”), could have a material and adverse effect on the Fund and its Investments, including by disrupting or otherwise adversely affecting the human capital, business operations or financial resources of the General Partner, the Manager, the Investments, the Fund or the Fund’s administrator or other service providers (which could, in turn, adversely impact the ability of such service providers to fully support the administration and operation of the Fund). Such disruptions and adverse effects are particularly acute with respect to the travel, retail and hospitality industries.

In addition, a significant outbreak of contagious diseases in the human population, and any containment or other remedial measures imposed (including the Isolation Measures), may result in a widespread health crisis that could severely disrupt global, national and/or regional economies and financial markets (including significant disruptions in supply chains) and cause an economic downturn that could adversely affect the performance of the Fund and its Investments. For example, the risks associated with the spread of COVID-19 (and any variant thereof) has led to significant uncertainty and extreme volatility in the financial markets, including those leading to the automatic suspension of trading on U.S. stock exchanges.

Disrupted global, national and/or regional economies and financial markets may also result in increased competition to acquire perceived “safe haven” assets (e.g., assets with government supported revenues). Increased competition may inflate the acquisition cost of such assets and/or lead to increased competition for such assets, which may result in the delay or inability of the Fund to deploy capital in a timely manner. In addition, a wide-spread health crisis may result in a greater number of people facing economic uncertainty through job losses. More widely, a widespread health crisis may result in a reduction for the demand of various goods, services and properties, including commercial properties, may result in closures of businesses in a variety of sectors and may lead to governments being required to take unprecedented steps to ensure public health and/or economic stability which may make it more likely that there could be government regulation and/or intervention of the economy.

The extent of any impacts will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Given the significant levels of uncertainty and the economic and financial market disruptions and volatility that may occur in connection with outbreaks, it is also possible that valuations of potential investments, especially distressed assets or assets impacted by dislocation, will be adversely impacted and meaningfully uncertain for current and future periods (at least in the short term). See the risks associated with valuations described elsewhere, including “—Valuation Risk” below, which highlights the risks associated with valuations, which risks are magnified during this period of uncertainty, disruption and volatility.

Sources of Liquidity. The Fund will have significant liquidity requirements, and adverse market and economic conditions may adversely affect the Fund’s sources of liquidity, which could adversely affect the Fund’s business operations in the future. The Fund expects that its primary liquidity needs will consist of cash required to meet various obligations, including, without limitation, to: (i) redeem its Units in connection with the Redemption Program, (ii) grow the Fund’s Investments, including by acquiring new portfolio companies and otherwise supporting its existing portfolio companies, (iii) service debt obligations including the payment of obligations at maturity, on interest payment dates or upon redemption, as well as any contingent liabilities, including from litigation, that may give rise to future cash payments, (iv) fund cash operating expenses and contingencies, including for litigation matters, and (v) pay any cash distributions, if any, to the extent Unitholders have terminated their participation in the DRIP. These liquidity requirements may be significant.

In addition, credit facilities that the Fund enters into with Brookfield and third-party lenders may contain covenants that limit the Fund’s ability to redeem Units and may obligate the Fund to pledge some or all of its assets, including liquid assets, for the benefit of such lenders. The Fund’s commitments to its portfolio companies may require significant cash outlays over time, and there can be no assurance that the Fund will be able to generate sufficient cash flows from sales of Units to Unitholders to meet such needs, which may adversely affect the Fund and/or such portfolio companies (including by diluting the Fund’s interests in such portfolio companies relative to other participants therein, including other Brookfield Accounts). Moreover, in light of the nature of the Fund’s continuous monthly private offering in relation to the Fund’s investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if the Fund has difficulty identifying and purchasing suitable investment opportunities on attractive terms, there could be a delay between the time the Fund receives net proceeds from the sale of Units and the time the Fund uses the net proceeds to acquire investments. The Fund may also from time to time hold cash pending deployment into investment opportunities or have less than the Fund’s Leverage Guideline, which cash or shortfall in the Leverage Guideline may at times be significant, particularly at times when the Fund is receiving high amounts of offering proceeds and/or times when there are few attractive acquisition opportunities. Such cash may be held in an account for the benefit of the Unitholders that may be invested in money market accounts or other similar temporary investments, each of which is subject to management fees and could adversely affect the Fund’s overall returns. To the extent a Unitholder represents a disproportionate percentage of the Fund, it may take many quarters for such Unitholder to achieve full liquidity of its investment, and such liquidation may strain or exhaust the Fund’s available liquid investments, limiting such Unitholder’s ability to achieve liquidity (or requiring asset sales to give effect thereto).

If the Fund is unable to find suitable investment opportunities, such cash may be maintained for longer periods which would be dilutive to overall portfolio returns. This could cause a substantial delay in the time it takes for a Unitholder’s investment to realize its full potential return and could adversely affect the Fund’s ability to pay any potential distributions of cash flow from operations to Unitholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into portfolio companies will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event the Fund fails to timely utilize the net proceeds of sales of the Fund’s Units or do not deploy sufficient capital to meet the Fund’s Leverage Guideline, the Fund’s results of operations and financial condition may be adversely affected. In the event that the liquidity requirements were to exceed available liquid assets for the reasons specified above or for any other reasons, the Fund may increase its indebtedness or be forced to sell assets, possibly at a loss. Because the General Partner is incentivized to meet the Fund’s Redemption Requests each quarter, the General Partner may determine to liquidate the Fund’s Investments or use available cash to fund Redemption Requests in situations where it otherwise would not, including in situations where it believes that doing so will negatively impact the Fund’s returns.

RISKS ASSOCIATED WITH THE FUND’S INVESTMENTS

Blind Pool of Investments. The Fund launched with Seed Investments sold and transferred by Brookfield. The terms of the Seed Investments are set forth in “Part I. Item 1. Business.” An investment in the Fund is ultimately an investment in a “blind pool” platform, and therefore, Unitholders will generally not have the opportunity to evaluate or consent to any future Investment prior to the Fund making such Investment.

Risk Associated with Investment Strategy. The Fund will invest in and/or alongside Brookfield Accounts and/or third-party investment vehicles (“Third-Party Pooled Investment Vehicles”) managed by third party fund managers (“Third-Party Fund Managers”). Such Third-Party Pooled Investment Vehicles and the Brookfield Accounts are collectively referred to as the “Target Funds.” Such strategy may involve different risks than funds, investment vehicles or other programs or arrangements which pursue investments in narrower asset classes, industry sectors or geographies. There can be no guarantee that the Manager will invest with a focus on a particular asset class, industry sector or geography as the Manager’s determination of whether to pursue a particular opportunity will depend on many factors. Since it is unclear precisely what types of Investments the Manager will pursue, it is difficult to predict how the Fund will be affected by risks associated with investing in a particular asset class, industry sector or geography and as the investment program of the Fund develops and changes over time, an investment in the Fund may be subject to additional and different risks that are not presently known to the Manager or are currently deemed immaterial. There can be no guarantee that all, or even the majority of, risks associated with Investment in a particular asset class, industry sector or geography have been disclosed herein. Additionally, while the Fund is primarily expected to invest alongside Brookfield Accounts, it may from time to time be the sole Brookfield-sponsored vehicle participating in an Investment.

Concentration of Investments Alongside Other Brookfield Accounts. The Fund is expected to invest a meaningful portion of its capital alongside Brookfield Accounts. Accordingly, the Fund’s Investments may be concentrated in the limited universe of a particular strategy (or strategies), meaning that the performance of one or more of Brookfield Accounts, or more specifically a particular strategy or even an Investment, may substantially impact, potentially negatively, the return of the Fund’s Investments as a whole. While it is anticipated that the Fund will target Investments in the Brookfield strategies described in this Annual Report on Form 10-K or in the Fund’s Memorandum, there can be no assurances that the Fund will have exposure to any particular Brookfield strategy or its investments, or conversely, that all such Brookfield strategies in which the Fund may invest are identified herein or therein. If the Fund invests alongside other Brookfield Accounts, a Unitholder may have exposure to Investments through more than one fund. The Fund will be highly dependent upon the expertise and abilities of Brookfield and its personnel, who have investment discretion over the Fund’s assets and deploy capital within the various Brookfield Accounts in and alongside which the Fund invests. The level of risk associated with the Fund’s Investments varies depending in part on the particular investment strategies utilized by Brookfield with respect to the other Brookfield Accounts in and alongside which the Fund invests. Each of the risks and conflicts set forth herein may or may not relate to any particular Brookfield Account. Potential investors in the Fund should carefully consider the risks associated with the Fund’s investment strategy and those of the Brookfield Accounts prior to investing.

The universe of investment opportunities the Fund may seek to invest in is necessarily limited and Unitholders have no assurance as to the degree of diversification of the Fund’s Investments, either by geographic region, asset type or sector. This can create risks as certain different types of investments may be better suited to perform well in certain economic climates or in other situations than others, and the Fund will not necessarily have access to such investments. To the extent the Fund concentrates Investments in a particular issuer, industry, security or geographic region, its Investments will become more susceptible to fluctuations in value resulting from adverse economic, political, regulatory and business conditions with respect thereto. The Fund reserves the right to invest in fewer portfolio companies than it would ordinarily target and thus be less diversified. Investors should maintain a suitably diversified portfolio of investments and are encouraged to seek the advice of their financial advisors with a view to achieving the same. Furthermore, the aggregate return of the Fund may be substantially adversely affected by the unfavorable performance of any single Investment. Moreover, since all of the Fund’s Investments cannot reasonably be expected to perform well or even return capital, for the Fund to achieve above-average returns, one or a few of its Investments must perform very well. There can be no assurance that this will be the case. In circumstances where the General Partner and/or the Manager intend to refinance all or a portion of the capital invested in a transaction, there will be a risk that such refinancing may not be completed, which could lead to increased risk as a result of the Fund having an unintended long-term Investment as to a portion of the amount invested and/or reduced diversification.

In addition, as the Fund expects to allocate a significant majority of its assets in Investments which will be managed, operated and/or advised by the General Partner and Manager, the Fund may be less diversified, and more subject to concentration risk and/or Brookfield-specific risk, than other funds. In particular, the Fund will be susceptible to contagion such that events which negatively impact the General Partner, Manager or another Brookfield Account may adversely affect the Fund on the basis that the General Partner, Manager and/or other Brookfield Account are part of Brookfield. This may particularly be the case where Brookfield or one or more of the Brookfield Accounts in which the Fund invests alongside with suffers an adverse reputational, regulatory or similar impact, which negatively affects the ability of the General Partner and Manager to perform their roles in respect of the Fund and/or cause Unitholders to seek to redeem their Units where they otherwise would not have (and hence potentially limit the Fund’s ability to implement its investment strategy).

Investment Performance. The Fund will make Investments based upon analyses of current returns and estimates and projections of internal rates of return developed by the Manager that may be available with respect to potential Investments. Because projections are inherently subject to uncertainty and factors beyond the control of the Manager, investors have no assurance that the Investments will yield the returns expected by the Manager. It is possible that the Fund will not be able to acquire assets at favorable prices or on favorable terms and conditions, thereby reducing expected returns. Acquisitions and debt investments entail risks that investments may not perform in accordance with expectations and that anticipated costs of improvements to bring an acquired portfolio company up to standards established for the market position intended for that portfolio company may exceed budgeted amounts. The Fund may not be successful in identifying suitable assets that meet its investment criteria or in consummating acquisitions or other investments on satisfactory terms. Failures in identifying or consummating investments on satisfactory terms could reduce the number of investments that are completed and slow the Fund’s growth. In addition, subsequent to the Fund’s acquisition of a particular Investment, the Manager may adjust targeted returns to reflect changes in market conditions. There can be no assurance that the Fund will make a profit on its Investments or recover any part of its invested capital during any anticipated period of time.

Although the Fund may invest in and/or alongside Brookfield Accounts, the investment portfolio of such Brookfield Accounts may differ materially from the current investment strategy of the Fund, including in terms of levels of sector and geographic diversification. Moreover, there can be no assurance that the returns will be commensurate with the risks of investing in the types of companies, assets, projects and/or business and transactions described herein, or that any Unitholder will receive a return of its capital or be able to redeem its Units within a specific period of time. Performance for individual investors may vary from the Fund’s overall performance as a result of the timing of an investor’s subscriptions to the Fund; the redemption or increase of any part of a Unitholder’s Units in the Fund; and the Class of Units in which they invest (including as a result of different Management Fees, Subscription Fees or Servicing Fees). All Investments involve a risk of partial or total loss of capital and should only be considered by potential investors with a high tolerance for risk. Past performance of investment entities associated with Brookfield and/or entities associated with the Fund’s investment professionals is not necessarily indicative of future results or performance. The performance of the Fund will likely be affected by macroeconomic forces. There can be no assurance that targeted or estimated returns will be achieved, that the Fund will achieve comparable results, that the returns generated by the Fund will equal or exceed those of other investment activities of Brookfield or that the Fund will be able to implement its investment strategy or achieve its investment objectives.

Advisory Board and Director Liability. The Fund may obtain the right to appoint one or more representatives to the advisory board (or similar advisory body) of a Target Fund, and the Fund expects to be represented on the boards of directors of certain of its portfolio companies or have its representatives serve as observers to such boards of directors. Although such positions in certain circumstances may be important to the Fund’s investment strategy and may enhance the General Partner’s and the Manager’s ability to manage the

Fund’s investments, they may subject the General Partner, the Manager and the Fund to claims they would not otherwise be subject to as an investor, including claims of breach of duty of loyalty, securities claims and other director related claims. Not all Target Funds and portfolio companies may obtain insurance with respect to such liability, and the insurance obtained may be insufficient to adequately protect members from such liability. Moreover, although members are typically entitled to indemnification, such indemnification usually contains carve outs with respect to certain conduct and, therefore, board members may be liable in such instances without indemnification. In addition, involvement in litigation can be time consuming for such persons and can divert the attention of such persons from the Fund’s investment activities. Participation on boards of portfolio companies may also have the effect of impairing the General Partner’s ability to sell the related securities when, and upon the terms, it may otherwise desire.

Intermediate Entities. If it considers it appropriate for any legal, tax, regulatory, accounting, compliance, structuring or other considerations of the Fund or of certain current or prospective Unitholders, the General Partner or any of its affiliates may, in its sole discretion, cause the Fund to hold certain investments directly or indirectly through Intermediate Entities (including Corporations). The Management Fee and Performance Participation Allocation may be paid or allocated, as applicable, in whole or in part, at the level of the Fund or any other such Intermediate Entity before giving effect to any accruals for the Management Fee, Servicing Fee, Performance Participation Allocation, Unit redemptions for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any Intermediate Entity through which the Fund indirectly invests in a portfolio company, as determined in the good faith judgment of the Manager.

Equity Securities. The Fund intends to invest in common and preferred stock and other equity and equity-linked securities, including both public and private equity securities. Equity securities generally involve a high degree of risk and will be subordinate to the debt securities and other indebtedness of the issuers of such equity securities. Prices of equity securities generally fluctuate more than prices of debt securities and are more likely to be affected by poor economic or market conditions. In some cases, the issuers of such equity securities may be highly leveraged or subject to other risks such as limited product lines, markets or financial resources. In addition, actual and perceived accounting irregularities may cause dramatic price declines in the equity securities of companies reporting such irregularities or that are rumored to be subject to accounting irregularities. The Fund may experience a substantial or complete loss on individual equity securities.

Debt Investments. The Fund intends to invest in loans and debt securities, including higher yielding (and, therefore, higher risk) debt securities. Such debt may be secured or unsecured and may be structurally or contractually subordinated to substantial amounts of senior indebtedness. In the event of bankruptcy or liquidation of a borrower or issuer of such debt, there may not be enough proceeds to repay the holders of such debt following repayment to the holders of senior indebtedness. Other factors may materially and adversely affect the market price and yield of such debt investments, including investor demand, changes in the financial condition of a portfolio company, government fiscal policy and domestic or worldwide economic conditions.

Debt investments are subject to credit and interest rate risks. “Credit risk” refers to the likelihood that an issuer will default in the payment of principal and/or interest on an instrument. Financial strength and solvency of an issuer are the primary factors influencing credit risk. In addition, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. Credit risk may change over the life of an instrument, and debt obligations, which are rated by rating agencies, are often reviewed and may be subject to downgrade. In addition, the Fund may invest in debt obligations which may be unrated by a recognized credit rating agency, which may be subject to greater risk of loss of principal and interest than higher-rated debt obligations or debt obligations which rank behind other outstanding securities and obligations of the obligor, all or a significant portion of which may be secured on substantially all of that obligor’s assets. Evaluating credit risk for debt securities involves uncertainty because credit rating agencies throughout the world have different standards, making comparison across countries difficult. Moreover, such debt investments may not be protected by financial covenants or limitations upon additional indebtedness and there is no minimum credit rating for such debt investments. In certain cases, such debt will be rated below “investment grade” or will be unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer’s failure to make timely interest and principal payments. A borrower or issuer may face significant ongoing uncertainties and exposure to adverse conditions that may undermine its ability to make timely payment of interest and principal. In addition, the secondary market on which such debt instruments are traded may be less liquid than the market for investment-grade securities, meaning such debt instruments are subject to greater liquidity risk than investment-grade securities, and it may be more difficult to hedge against the risks associated with such debt instruments. Such instruments are regarded as predominantly speculative with respect to a borrower’s or issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. Analysis of the creditworthiness of issuers of below investment-grade and unrated debt instruments may be more complex than for issuers of higher-quality debt obligations. In addition, the market values of certain of these debt investments may reflect individual corporate developments. It is likely that a major economic recession could have a materially adverse impact on the value of such debt. In addition, adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of such debt. In this regard, the Fund’s success in achieving its investment strategies in respect of debt investments may therefore depend more heavily on the Manager’s credit analysis than if the Fund invested primarily in higher-quality and rated securities. Any of these factors could have a material adverse effect on the performance of the Fund, and, by extension, the Fund’s business, financial condition, results of operations and the value of the Units.

“Interest rate risk” refers to the risks associated with market changes in interest rates. Interest rate changes may affect the value of a debt instrument indirectly (especially in the case of fixed rate debt securities) and directly (especially in the case of debt instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. In addition, interest rate increases generally will increase the interest carrying costs to the Fund of borrowed securities and leveraged investments.

Further, certain debt investments, including loans, may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the related issuer repaying the principal on an obligation held by the Fund earlier than expected. This may happen when there is a decline in interest rates or when the issuer’s performance allows the refinancing of debt with lower cost debt. Early repayments of investments may have a material adverse effect on the Fund’s investment objective and the profits on invested capital. In addition, the potential impact of prepayment features on the price of a corporate bond can be difficult to predict and result in greater volatility.

The Fund may also invest in sub-investment grade debt obligations, which can include senior secured, second-lien and mezzanine loans, high-yield bonds, “PIK” (paid-in-kind) notes, CLO equity and junior, unsecured, equity and quasi-equity instruments. The Fund may invest in other circumstances on an opportunistic basis. Investments in the sub-investment grade categories are subject to greater risk of loss of principal and interest than higher-rated securities and may be considered to be predominantly speculative with respect to the obligor’s capacity to pay interest and repay principal. They may also be subject to greater risk than securities with higher ratings in the case of deterioration of general economic conditions. Because investors generally perceive that there are greater risks associated with non-investment grade securities, the yields and prices of such securities may fluctuate more than those for higher-rated securities. The market for non-investment grade securities may be smaller and less active than that for higher-rated securities, which may adversely affect the prices at which these securities can be sold and result in losses to the Fund, which, in turn, could have a material adverse effect on the performance of the Fund, and, by extension, the Fund’s business, financial condition, results of operations and the value of the Units.

A portion of the Fund’s Investments may consist of mezzanine debt interests in portfolio companies whose capital structures have significant leverage ranking ahead of the Fund’s other Investments. While the Manager anticipates that the Investments will usually benefit from the same or similar financial and other covenants as those enjoyed by the leverage ranking ahead of the other Investments and will usually benefit from cross-default provisions, some or all of such terms may not apply to particular Investments. Brookfield anticipates that the Fund’s usual security for Investments will be pledges of ownership interests, directly and/or indirectly, in portfolio investments, and in many cases the Fund may not have a direct security interest in the underlying assets. Moreover, it is likely that the Fund will be restricted in the exercise of its rights in respect of its Investments by the terms of subordination agreements between the Fund and the debt ranking ahead of the mezzanine capital. As a result, mezzanine investments generally involve greater credit and liquidity risks than those associated with senior secured loans. Accordingly, the Fund may not be able to take the steps necessary to protect its Investments in a timely manner or at all and there can be no assurance that the rate of return objectives of the Fund or any particular Investment will be achieved. To protect its original investments and to gain greater control over the underlying assets, the Fund may need to elect to purchase the interest of a senior creditor or take an equity interest in the underlying assets, which may require additional investment by the Fund.

Investments in sovereign debt securities involve special risks. The governmental authority that controls the repayment of the debt may be unwilling or unable to repay the principal and/or interest when due in accordance with the terms of such securities due to the extent of its foreign reserves, the availability of sufficient foreign exchange on the date a payment is due, the relative size of the debt service burden to the economy as a whole, or the government debtor’s policy towards the International Monetary Fund and the political constraints to which a government debtor may be subject. If an issuer of sovereign debt defaults on payments of principal and/or interest, the Fund may have limited legal recourse against the issuer and/or guarantor. In certain cases, remedies must be pursued in the courts of the defaulting party itself, and the Fund’s ability to obtain recourse may be limited.

Finally, if the debt investment is in a portfolio company in which the Fund or another Brookfield Account holds an equity investment, there is a risk that the Fund’s debt investment could be subjected to equitable subordination or recharacterization, either of which would potentially impair the value materially. See “—Conflicts of Interest—Conflicts Relating to Investment by Other Brookfield Accounts—Investments with Related Parties” below.

Loans. Loans and interests in loans have significant liquidity and market value risks since they are not generally traded in organized exchange markets but are traded by banks and other institutional investors engaged in loan syndications. Because loans are privately syndicated and loan agreements are privately negotiated and customized, loans are not purchased or sold as easily as publicly traded securities. In addition, historically the trading volume in the loan market has been small relative to the high-yield debt securities market.

A non-investment grade loan obligation or an interest in a non-investment grade loan is generally considered speculative in nature and may become a defaulted obligation for a variety of reasons. A defaulted obligation may become subject to either substantial workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate, a substantial write-down of principal, and a substantial change in the terms, conditions and covenants with respect to such defaulted obligation. In addition, such negotiations or restructuring may be quite extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery on such defaulted obligation. The liquidity for defaulted obligations may be limited, and to the extent that defaulted obligations are sold, it is highly unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest thereon.

When the Fund makes a senior secured loan to a portfolio company, it generally shall take a security interest in the available assets of the portfolio company, which should mitigate the risk that the Fund will not be repaid. However, there is a risk that the collateral securing the Fund’s loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, the Fund’s lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that the Fund will receive principal and interest payments according to the loan’s terms, or at all, or that the Fund will be able to collect on the loan should it be forced to enforce its remedies.

The Fund may invest in loans, including unsecured loans, that are subordinate to other debt of the borrower. Such loans generally are subject to similar risks as those described in the preceding paragraphs with respect to investments in senior loans. Because such loans are subordinated or unsecured and thus lower in priority of payment to senior loans, they are subject to the additional risk that the cash flow of the borrower and property securing the loan or debt, if any, may be insufficient to meet scheduled payments after giving effect to the senior secured obligations of the borrower. If a borrower defaults on the Fund’s loan or on debt senior to the Fund’s loan, or in the event of a borrower bankruptcy, the Fund’s loan will be satisfied only after the senior debt is paid in full. Where debt senior to the Fund’s loan exists, the presence of intercreditor arrangements may limit the Fund’s ability to amend its loan documents, assign its loans, accept prepayments, exercise its remedies

(through “standstill periods”) and control decisions made in bankruptcy proceedings relating to borrowers. Subordinated loans are also expected to be more illiquid than senior secured first lien loans.

A portion of the Fund’s Investments may consist of second lien loans and/or unitranche loans, Second lien loans are subject to the same risks associated with loans in general described above. However, a second lien loan is subordinate in right of collateral and/or payment to one or more senior secured first lien loans of the related portfolio company and therefore is subject to additional risk that the cash flow of the related portfolio company and the property securing the second lien loan may be insufficient to make the scheduled payments to the Fund after giving effect to any senior secured first lien loans of the related obligor. The subordination of second lien loans is also expected to cause second lien loans to be more illiquid investments than senior secured first lien loans. In the event of a loss of value of the underlying assets that collateralize the loans, the subordinate portions of the loans may suffer a loss prior to the more senior portions suffering a loss. If a borrower defaults and lacks sufficient assets to satisfy the Fund’s loan, the Fund may suffer a loss of principal or interest. If a borrower declares bankruptcy, the Fund may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, certain of the Fund’s loans may be subordinate to other debt of the borrower. As a result, if a borrower defaults on the Fund’s loan or on debt senior to the Fund’s loan, or in the event of the bankruptcy of a borrower, the Fund’s loan will be satisfied only after all senior debt is paid in full. The Fund’s ability to amend the terms of the Fund’s loans, assign the Fund’s loans, accept prepayments, exercise the Fund’s remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to borrowers may be limited by intercreditor arrangements if debt senior to the Fund’s loans exists. Unitranche loans provide leverage levels comparable to a combination of first lien and second lien or subordinated loans, and may rank junior to other debt instruments issued by the portfolio company. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

The Fund’s Investments may include “cov-lite” loans. “Cov-lite” loans typically do not obligate the obligor to comply with financial covenants that would be applicable during reporting periods. Investments comprised of “cov-lite” loans may expose the Fund to different risks, including with respect to liquidity, price volatility and ability to restructure loans, than is the case with other loans. In addition, the lack of such financial covenants may make it more difficult to trigger a default in respect of such loans.

It is possible that a portion of the loans made by the Fund will be sold to third parties at some point in time after the loan is originated. Furthermore, in order to be selected to provide certain lending facilities to a portfolio company, the Fund may be required to commit and/or fund amounts in excess of amounts it would otherwise desire for the longer-term, even where it expects to sell a portion of the loans. The Manager will endeavor to sell the loans (which may also be structured in other ways, including participation arrangements) at fair market value, under normal market conditions. Until a portion of the loan is sold, the Fund may have more capital at risk in such loan than the Manager desires the Fund to have for the longer term and the fair market value of such loan could decrease significantly. Furthermore, there is no assurance that there will be purchasers willing to buy a portion of such loan on commercially reasonable terms, if at all.

Investments in Bank Loans and Participations. The Fund may acquire Secondary Investments in bank loans and participations. The special risks associated with these obligations include: (a) the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws; (b) adverse consequences resulting from participating in such instruments with other institutions with lower credit quality; and (c) limitations on the ability of the Fund to directly enforce its rights with respect to participations. In general, the secondary trading market for loans is not well developed. No active trading market may exist for certain bank loans, which may make it difficult to value them. Illiquidity and adverse market conditions may mean that the Fund may not be able to sell interests in bank loans quickly or at a fair price. To the extent that a secondary market does exist for certain bank loans, the market for them may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods. Bank loans generally are transferable among financial institutions and other entities. However, they do not presently have the liquidity of conventional debt securities and are often subject to restrictions on resale. For example, third party approval is often required for the assignment of interests in bank loans. Due to the illiquidity of bank loans, the Fund may not be able to dispose of its Investments in bank loans in a timely fashion and at a fair price, which could adversely affect the performance of the Fund. With respect to bank loans acquired as participations by the Fund, because the holder of a participation generally has no contractual relationship with a borrower, the Fund will have to rely upon a third party to pursue appropriate remedies against a borrower in the event of a default. As a result, the Fund may be subject to delays, expenses and risks that are greater than those that would be involved if the Fund could enforce their rights directly against a borrower or through the agent. Bank loans acquired as participations also involve the risk that the Fund may be regarded as a creditor of a third party rather than a creditor of the borrower. In such a case, the Fund would be subject to the risk that a selling participant may become insolvent.

Lender Liability and Equitable Subordination. There have been a number of judicial decisions in the United States that have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively, termed “Lender Liability”). Lender Liability is founded upon the premise that an institutional lender or bondholder has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or issuer or has assumed a degree of control over the borrower or issuer resulting in the creation of a fiduciary duty owed to the borrower or issuer or its other creditors or Unitholders. The Fund, as a creditor, may be subject to allegations of Lender Liability. Furthermore, the Fund may be unable to control the conduct of the lenders under a loan syndication agreement requiring less than a unanimous vote, yet the Fund may be subject to Lender Liability for such conduct.

In addition, under common law principles that in some cases form the basis for Lender Liability claims, if a lender or bondholder (a) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (b) engages in other inequitable conduct to the detriment of such other creditors, (c) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (d) uses its influence as a stockholder to dominate or control a borrower to the detriment of other creditors of such borrower, a court may elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors, a remedy called “Equitable Subordination.” The Fund does not intend to engage in conduct that it expects would form the basis for a successful cause of action based upon the Equitable Subordination doctrine. However, because of the nature of certain Investments, the Fund may be subject to claims from creditors of an obligor that the debt obligations of which are held by the Fund should be equitably subordinated and bankruptcy laws may delay the ability of the Fund to realize on its collateral or may adversely affect the priority thereof through Equitable Subordination. In addition, such laws may result in a restructuring of the debt through principles such as the “cramdown” provisions of applicable bankruptcy laws. As a lender, the Fund may also be subject to penalties for violation of usury limitations, which penalties may be triggered by contracting for, charging or receiving usurious interest.

The preceding discussion regarding Lender Liability and Equitable Subordination is based upon principles of U.S. federal and state laws. With respect to any investments outside of the U.S., the laws of certain non-U.S. jurisdictions may also impose liability upon lenders or bondholders under factual circumstances similar to those described above, with consequences that may or may not be analogous to those described above under U.S. federal and state laws.

Debtor-In-Possession Financing. The Fund may provide debtor-in-possession financing (“DIP Financing”) to companies who have filed for protection under Chapter 11 of the U.S. Bankruptcy Code (such companies, a “DIP”). The security and seniority of any DIP Financing will be determined by a bankruptcy court. There is no assurance that the DIP Financing provided by the Fund will be secured by a senior lien on the property of the DIP (a so-called “priming lien”). If the Fund receives no liens to secure its DIP Financing, the Fund will be an unsecured post-petition creditor with respect to a DIP Financing ranking ahead of the pre-petition and (if the DIP Financing is accorded “super priority” status by the bankruptcy court) post-petition unsecured creditors of the DIP, but not ahead of pre-petition and post-petition secured creditors of the DIP (to the extent of the value of the assets collateralizing such creditors’ claims), and the unencumbered assets of the DIP may be insufficient to make the scheduled payments to the Fund. In addition, the Fund may experience a substantial or complete loss on an unsecured DIP Financing in the event a DIP converts its Chapter 11 filing to Chapter 7 liquidation. In such event, the administrative expenses of liquidating the DIP after such conversion will rank above the DIP Financing and the Fund’s status as a “super priority” lender may apply only with respect to the DIP’s pre-petition and pre-conversion post-petition unsecured creditors. If the DIP Financing is granted liens (even on a non-priming basis), such liens (to the extent of any collateral covered thereby) will rank ahead of any administrative expense claims arising following the conversion to a Chapter 7 case.

Risk of Borrower Default. The Manager intends to monitor on an ongoing basis the creditworthiness of portfolio companies. A portfolio company’s failure to satisfy financial or operating covenants imposed by the Manager or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due. Foreclosure on any portfolio company’s assets representing collateral for its obligations could trigger cross defaults under other agreements and result in prepayment of the loans or jeopardize such portfolio company’s ability to meet its obligations under the debt that the Fund holds and the value of any equity securities it owns. The Fund may also incur substantial litigation and other expenses to the extent necessary to seek recovery upon default or to negotiate new terms.

Additionally, if there is a default by a portfolio company under any of the Fund’s loans, the Manager exercising contractual rights pursuant to the loan agreement may involve delays or costs and any available collateral may prove to be unsalable or saleable only at a price less than the loan amount, which could result in a loss to the Fund. Additionally, the Fund may not have control of a potential restructuring, which may result in negative tax consequences to investors.

Trade and Other General Unsecured Claims. The Fund may acquire interests in claims of trade creditors and other general unsecured claim holders of a debtor (“Trade Claims”). Trade Claims generally include, but are not limited to, claims of suppliers for goods delivered and not paid, claims for unpaid services rendered, claims for contract rejections and claims related to litigation. Trade Claims are typically unsecured and may, in unusual circumstances, be subordinated to other unsecured obligations of the debtor. The repayment of Trade Claims is subject to significant uncertainties, including potential set-off by the debtor as well as the other uncertainties described herein with respect to other distressed securities. A Trade Claim may be transferred or assigned before or after a petition in bankruptcy is filed, including after a proof of claim has been filed. The Fund’s investments in Trade Claims and high risk receivables may also entail special risks including, but not limited to, fraud on the part of the assignor of the Trade Claim as well as logistical and mechanical issues which may affect the ability of the Fund or its agent to collect the claim in whole or in part. In order to make successful decisions regarding the objective in connection with the acquisition of Trade Claims, the level of analytical sophistication, both financial and legal, necessary to such decision-making is unusually high.

Investments Could be Alleged to be Fraudulent Conveyances. Various laws enacted for the protection of creditors may apply to the Investments made by the Fund by virtue of the Fund’s role as a creditor with respect to such Investments made by the Fund. If a court in a lawsuit brought by an unpaid creditor or representative of creditors of a borrower, such as a trustee in bankruptcy or the borrower as debtor-in-possession, were to find that the borrower did not receive fair consideration or reasonably equivalent value for incurring indebtedness evidenced by an Investment made by the Fund and the grant of any security interest or other lien securing such Investment made by the Fund, and, after giving effect to the incurring of such indebtedness, the borrower (a) was insolvent; (b) was engaged in a business for which the assets remaining in such borrower constituted unreasonably small capital; or (c) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could invalidate, in whole or in part, such indebtedness and such security interest or other lien as fraudulent conveyances, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower (including to the Fund) in satisfaction of such indebtedness or proceeds of such security interest or other lien previously applied in satisfaction of such indebtedness. In addition, in the event of the insolvency of an portfolio company, payments made on the investments in such portfolio company could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year) before insolvency depending on a number of factors, including the amount of equity of the portfolio company, if any, owned by the Fund and its affiliates and any contractual arrangements between the portfolio company, on the one hand, and the Fund and its affiliates, on the other hand. The measure of insolvency for purposes of the foregoing will vary depending on the law of the jurisdiction which is being applied. Generally, however, a borrower would be considered insolvent at a particular time if the sum of its debts was greater than all of its property at a fair valuation or if the present fair saleable value of its assets was then less than the amount that would be required to pay its probable liabilities on its existing debts as they became absolute and matured. There can be no assurance as to what standard a court would apply in order to determine whether a borrower was insolvent after giving effect to the incurrence of the loan or that, regardless of the method of evaluation, a court would not determine that the borrower was “insolvent” upon giving effect to such incurrence.

Risks Relating to Investments in Structured Products. The Fund may invest in structured products, including asset-backed securities, collateralized loan obligations and agency and non-agency mortgage securities, including residential mortgage-backed securities and commercial mortgage-backed securities. These Investments may consist of equity or subordinated debt securities issued by a private investment fund or pool that invests, on a leveraged basis, in the real estate, bank loan, high yield debt or other asset groups, including those in which the Fund may invest, and/or synthetic exposures to the same. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product, a diversion of payments from lower tranches of the securitization financing vehicle owned by the Fund to holders of higher tranches, and possibly a complete loss of the Fund’s investment therein. The value of an Investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will therefore be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other credits of the issuer of such asset or nullified under applicable law. These risks could be exacerbated to the extent that the portfolio of the applicable structured products is more concentrated in one or more particular investments, types of investments or industries. In addition, if the particular structured product is invested in a security in which the Fund is also invested, this would tend to increase the Fund’s overall exposure to the credit of the issuer of such security, at least on an absolute, if not relative basis. The Fund will not directly own the assets held by a structured product in which it invests and will therefore not benefit from general rights applicable to the holders of assets, such as the right to indemnification and the rights to setoff, or have voting rights with respect to such assets, and in such cases, all decisions related to such assets, including whether to exercise certain remedies, will be controlled by the structured product. In addition, the tax characterization of an investment in certain structured products may be uncertain, which may affect the timing and character of income, gain or loss recognized in respect of such investment or result in other adverse tax consequences.

General Real Estate Risks. All real estate investments, ranging from equity investments to debt investments, are subject to some degree of risk and there is no assurance that any such real estate investments made by the Fund will be profitable or that cash flow will be available to satisfy liquidity needs. For example, real estate investments are relatively illiquid and, therefore, will tend to limit Brookfield’s ability to vary a Brookfield Account’s portfolio promptly in response to changes in economic or other conditions Because real estate, like many other types of long-term investments, historically has experienced significant fluctuation and cycles in value, specific market conditions may result in occasional or permanent reductions in the value of any real estate investments made by the Fund or the collateral therefor. In addition, the ability of a Brookfield Account to realize anticipated rental and interest income on its equity and debt Investments will depend on many factors which may be beyond the control of Brookfield, including on the financial reliability of an Investment’s tenants and borrowers, the location and attractiveness of the properties in which it invests, the supply of comparable space in the areas in which its properties are located (affected, for instance, by over-building) and general economic conditions. The cash flow and value of such Investments will depend on many factors beyond the control of the General Partner, including: (a) changes in general economic or local conditions; (b) changes in supply of or demand for competing properties in an area (as a result, for instance, of over-building); (c) changes in or promulgation and enforcement of zoning, land use, building, environmental protection, occupational safety and other governmental laws and regulations; (d) changes in operating expenses; (e) changes in real estate tax rates; (f) changes in interest rates; (g) changes in costs and terms of mortgage loans; (h) unavailability of mortgage funds which may render the construction, leasing, sale or refinancing of a property difficult; (i) fluctuations in energy prices and energy and supply shortages; (j) changes in the relative popularity of properties; (k) changes in the number of buyers and sellers of properties; (l) the financial condition of borrowers and of tenants, buyers and sellers of property; (m) the imposition of rent controls; (n) the ongoing need for capital improvements; (o) cash-flow risks; (p) construction risks; (q) natural catastrophes; (r) acts of war, terrorism or civil unrest; (s) various uninsured or uninsurable risks and uninsurable losses; and (t) other factors beyond the control of the Fund’s management. There is no assurance that there will be a ready market for any real estate investments made by the Fund as investments in real estate generally are not liquid.

Additionally, the Fund may, in certain instances, be responsible for structural repairs, improvements and general maintenance of real property. The expenditure of any sums in connection therewith beyond the Fund budgeted for by the Fund will reduce the cash available for distribution and may require the Fund to fund deficits resulting from the operation of a property. No assurance can be given that the Fund will have funds available to make such repairs or improvements. These factors and any others that would impede the Fund’s ability to respond to adverse changes in the performance of its assets could significantly affect the Fund’s financial condition and operating results.

Distressed Investments. The Fund intends to invest in securities of portfolio companies that are in weak financial condition, experiencing poor operating results, having substantial financial needs or negative net worth, facing special competitive or product obsolescence problems, or that are involved in bankruptcy or reorganization proceedings, as applicable. Investments of this type involve substantial financial business risks that can result in substantial or total losses.

Portfolio companies or prospective portfolio companies may be or may become involved in bankruptcy proceedings as may parent organizations of portfolio companies or prospective portfolio companies that are within distressed industries or subject to distressed situations. Bankruptcy or other insolvency proceedings are highly complex and may result in unpredictable outcomes. The bankruptcy courts have extensive power and, under some circumstances, may alter contractual obligations of a bankrupt company. Unitholders, creditors and other interested parties are all entitled to participate in bankruptcy proceedings to attempt to influence the outcome for their own benefit. A variety of factors may affect the bargaining position of holders of distressed investments and may accordingly affect the outcome. The time required to conclude a bankruptcy case is unpredictable, and may have a material impact on the value of a distressed investment. It also frequently is a critical variable in determining the rate of return on a distressed investment.

Distressed investments require active monitoring and may, at times, require participation in business strategy or reorganization proceedings by the General Partner. To the extent that the General Partner becomes involved in such proceedings, the Fund may have a more active participation in the affairs of the issuer than that assumed generally by an investor. In addition, involvement by the General Partner in an issuer’s reorganization proceedings (or by having representatives on a creditor’s committee or on its board of directors) could result in the imposition of restrictions limiting the Fund’s ability to liquidate its position in the issuer.

The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the General Partner will correctly evaluate the value of a portfolio company’s assets or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a portfolio company in which the Fund invests, the Fund may lose its entire investment, may be required to accept cash or securities with a value less than the Fund’s original investment, and/or may be required to accept payment over an extended period of time.

Investments In Less Established Companies. The Fund may invest a portion of its assets in the securities of less established companies and family-owned companies. Certain of the Investments may be in businesses with little or no operating history. Investments in such early-stage or family-owned companies may involve greater risks than are generally associated with investments in more established companies. To the extent there is any public market for the securities held by the Fund, such securities may be subject to more abrupt and erratic market price movements than those of larger, more established companies. Less established and family-owned companies tend to have lower capitalizations and fewer resources, and therefore, are often more vulnerable to financial failure. Such companies also may have shorter operating histories on which to judge future performance and in many cases, if operating, will have negative cash flow. In addition, less mature and family-owned companies could be deemed to be more susceptible to irregular accounting or other fraudulent practices. In the event of fraud by any company in which the Fund invests, the Fund may suffer a partial or total loss of capital invested in that company. There can be no assurance that any such losses will be offset by gains (if any) realized on the Fund’s other assets.

The Fund may invest in portfolio companies that: (i) have little or no operating history, (ii) offer services or products that are not yet ready to be marketed, (iii) are operating at a loss or have significant fluctuations in operating results, (iv) are engaged in a rapidly changing business and/or (v) need substantial additional capital to set up internal infrastructure, hire management and personnel, support expansion or achieve or maintain a competitive position. Such portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive capabilities and a larger number of qualified managerial and technical personnel.

Investments in Middle-Market Companies. Investments in middle-market companies such as those that the Fund may invest in, while often presenting greater opportunities for growth, may also entail larger risks than are customarily associated with investments in large companies. Middle-market companies may have more limited product lines, markets and financial resources, and may be dependent on a smaller management group. As a result, such companies may be more vulnerable to general economic trends and to specific changes in markets and technology. In addition, future growth may be dependent on additional financing, which may not be available on acceptable terms when required. Furthermore, there is ordinarily a more limited marketplace for the sale of interests in smaller, private companies, which may make realizations of gains more difficult, by requiring sales to other private investors. In addition, the relative illiquidity of investments in private investment funds generally, and the somewhat greater illiquidity of private investments in middle-market companies, could make it difficult for the Fund and other Brookfield Accounts to react quickly to negative economic or political developments.

Disposition of Investments. The Fund may sell or otherwise dispose of an Investment in a manner that is concurrent with the sale or disposition by the Brookfield Accounts of a like proportion of its investment in such portfolio company. However, the Fund is under no obligation to do so in the same manner as the Brookfield Accounts (for example, but without limitation, the Fund would likely choose to sell securities for cash at a time when a Brookfield Account is distributing securities in kind, for administrative ease among other reasons, or the Fund may continue to hold an investment while a Brookfield Account is selling its interest to an affiliate or a third party). To the extent a Brookfield Account divests of all or a portion of an investment prior to the Fund, the Fund’s Investment in the portfolio company may be adversely affected, as Brookfield may lose governance rights in respect of the portfolio company as a result of such Brookfield Account’s sale or the Fund may hold a minority position that would be difficult to sell on favorable terms or at all. Additionally, the terms and timing of such Investment and/or exit by the Fund may be less favorable to the Unitholders than the investment and/or exit undertaken by the applicable Brookfield Accounts.

A non-lockstep disposition may arise in the event a Brookfield Account’s holdings of a portfolio company form part of the security package for an asset-based financing (particularly where the Fund’s holdings are not similarly pledged). In that case, the lenders for any such financing may have rights to foreclose on such Brookfield Account’s holdings of the portfolio company and subsequently sell such holdings to third parties in order to remedy any breach under the documents governing the asset-based financing or to repay any loan thereunder in full. While Brookfield intends to take steps to avoid any such foreclosure, there can be no assurance Brookfield will be in a position to avoid such foreclosure or any measures that Brookfield takes in that regard will be successful. Conversely, the lenders under any such financing may also have the ability to “drag” the Fund’s interests in such portfolio company in the case of any foreclosure sale, whereupon the Fund may be required to exit its Investment in such portfolio company at an inopportune time or on suboptimal terms. See also “—Leveraged Portfolio Companies” and “—Use of Leverage.”

Market Abuse. Any fraud, price manipulation, market abuse, or improper influence in markets in which the Fund directly or indirectly invests may have a material adverse effect on the Fund. There can be no assurance that any form of regulation or any market constraints would prevent fraud, price manipulation, market abuse, or improper influence in the future. Moreover, there can be no assurance that any redress would be available to, or would be practical for, the Fund to pursue with respect to any particular fraud, price manipulation, market abuse, or improper influence.

Labor Relations. Certain investment entities may have unionized work forces or employees who are covered by a collective bargaining agreement, which could subject any such investment entity’s activities and labor relations matters to complex laws and regulations relating thereto. Moreover, an investment entity’s operations and profitability could suffer if it experiences labor relations problems. Upon the expiration of any investment entity’s collective bargaining agreements, it may be unable to negotiate new collective bargaining agreements on terms favorable to it, and its business operations at one or more of its facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating its collective bargaining agreements. A work stoppage at one or more of an investment entity’s facilities could have a material adverse effect on its business, results of operations and financial condition. Any such problems additionally may adversely affect the Fund’s ability to implement its investment objectives.

Risks of Terrorism or Acts of War; Terrorism Insurance. It is possible that a major event (such as a terrorist attack) or other circumstance could provoke immediate dramatic changes in general market psychology and could motivate widespread variation in the absolute and relative pricing of financial assets and the availability of financing for such assets. Such an attack could have a variety of adverse consequences for the Fund and/or its Investments, including significant harm to employees, property and the surrounding community.

Availability and the terms of insurance for terrorism vary across countries. Many countries have government programs that make terrorism insurance available, however how such programs operate and the coverage such programs provide can differ. For U.S. assets, with the enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”), through the end of 2027, insurers must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. Furthermore, insurers providing terrorism insurance must meet certain standards to be eligible for relief under TRIPRA, which may result in such insurers charging higher rates for terrorism insurance than is customary for other types of insurance. In other countries (such as Canada, for example), terrorism insurance is available for purchase only at market rates. While the Fund may maintain terrorism insurance where appropriate, including, in some cases, terrorism insurance provided by Brookfield, such risks may or may not be insurable at rates that the General Partner deems economical or customary at all times. Additionally, if TRIPRA is discontinued after 2027, terrorism insurance may no longer be available, or may be offered by fewer providers at increased cost. So long as the Fund’s service providers have followed typical industry practices in protecting the Fund’s investments, recourse to them in the event of losses may be limited and such losses may be borne by the Fund. See also “—Conflicts of Interest—Decisions Made and Actions Taken that May Raise Potential Conflicts of Interest—Affiliate Services and Transactions” and “—Insurance.”

Impact of Natural or Man-Made Disasters; Disease Epidemics. Certain regions are at risk of being affected by natural disasters or catastrophic natural events. Considering that the development of infrastructure, disaster management planning agencies, disaster response and relief sources, organized public funding for natural emergencies, and natural disaster early warning technology may be immature and unbalanced in certain countries, the natural disaster toll on an individual portfolio company or the broader local economic market may be significant. Prolonged periods may pass before essential communications, electricity and other power sources are restored and operations of the portfolio company can be resumed. Investments could also be at risk in the event of such a disaster. The magnitude of future economic repercussions of natural disasters may also be unknown, may delay the Fund’s ability to invest in certain companies, and may ultimately prevent any such investment entirely. Investments may also be negatively affected by man-made disasters. Publicity of man-made disasters may have a significant negative impact on overall consumer confidence, which in turn may materially and adversely affect the performance of Investments, whether or not such Investments are involved in such man-made disaster.

In addition, certain illnesses spread rapidly and have the potential to significantly adversely affect the global economy. Any outbreak of disease epidemics may result in the closure or suspension of certain businesses, and could also result in (a) the lack of availability or price volatility of raw materials or component parts necessary to a portfolio company’s business, (b) disruption of regional or global trade markets and/or the availability of capital or leverage, (c) trade or travel restrictions which impact a portfolio company’s business and/or (d) a general economic decline and/or decline in the market applicable to any portfolio company, and have an adverse impact on the Fund’s value, investments, or the Fund’s ability to source new investments. This type of market disruption may also make it difficult to obtain a credit facility or to finance particular Investments.

Climate Change. Ongoing changes to the climatic conditions in which the Fund operates and invests may have an adverse impact on the Fund and its Investments. While the precise future effects of climate change are unknown, it is possible that changes in weather patterns or extreme weather (such as fires, floods, hurricanes and other storms) could, among other adverse impacts, damage the Fund’s Investments. These changes, in addition to changes affecting precipitation levels, hydrology, annual sunshine and/or wind levels could also influence power generation levels. Reductions in precipitation levels, wind or sunlight could cause material and adverse impacts on the Fund’s Investments. If such reductions are significant, certain Investments may be rendered inoperable. Significant increases in precipitation levels or wind could cause damage to investments and create periods in which the Investments are inoperable. Further, rising sea levels could, in the future, adversely affect the value and operations of any low-lying coastal real assets, result in the imposition of new taxes or increase applicable insurance rates. Climate change may also give rise to changes in regulations and consumer sentiment that could have a negative impact on the operations of the Fund and the Fund’s Investments by increasing their operating costs or restricting or decreasing demand for their activities, among other effects. The adverse effects of climate change and related regulation at provincial or state, federal and international levels could have a material adverse effect on the business, financial position, results of operations or cash flows of the Fund and Investments. Any of the foregoing could adversely affect the value of the Investments and the performance of the Fund.

Control Position. While the Fund may not expect to exercise full control over all of the portfolio companies in which it invests, the Fund will often make Investments that allow the Fund or an affiliate thereof to have significant influence on the management, operations and strategic direction of such portfolio companies or other minority protections in respect of such investments and may make investments that provide the Fund or such affiliate outright control of such portfolio companies. The exercise of control and/or significant influence over a company imposes additional risks of liability for environmental damage, underfunded pension plans, product defects, failure to supervise management and other types of liability in which the limited liability characteristic of business operations may generally be ignored. The exercise of control and/or significant influence over a portfolio company could expose the assets of the Fund to claims by such portfolio company, its security holders and its creditors. While the Manager intends to manage the Fund in a way that will minimize exposure to these risks, the possibility of successful claims cannot be precluded.

In addition, under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the U.S. Internal Revenue Code, as amended (the “Code”), all members of a group of commonly controlled trades or businesses would under certain circumstances be jointly and severally liable for each other’s obligations to any defined benefit pension plans maintained by an entity in the controlled group or to which such entity is obligated to contribute. These obligations include the obligation to make required pension contributions, the obligation to fund any deficit amount upon pension plan termination and the obligation to pay withdrawal liability owed to a multi-employer (union) plan to which such entity makes contributions if the entity withdraws from an underfunded multi-employer pension plan. A 2013 U.S. Federal Appeals court decision found that certain supervisory and portfolio management activities of a private equity fund could cause a fund to be considered a trade or business for these purposes, and thus, liable for withdrawal liability owed by a fund’s portfolio company to an underfunded multi-employer plan which covered the employees of the portfolio company. Accordingly, if the Fund invested in a control type investment and if the Fund were found to be engaged in a “trade or business” for ERISA purposes, the Fund and the various entities in which the Fund has a control type investment could be held liable for the defined benefit pension obligations of one or more of such investments.

Risks Arising from Provision of Managerial Assistance. The General Partner will use commercially reasonable efforts such that the assets of the Fund should not constitute “plan assets” of any Unitholder that is a “benefit plan investor” (a “Benefit Plan Investor”) within the meaning of ERISA and the regulations promulgated thereunder by the U.S. Department of Labor, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”), and may, in this regard, elect to operate the Fund as a “venture capital operating company” (a “VCOC”). Operating the Fund as a VCOC would require that the Fund obtain rights to substantially participate in or influence the conduct of the management of certain of the Fund’s Investments. In the case of investments in portfolio companies, the Fund will typically designate a director to serve on the board of directors of one or more portfolio companies as to which it obtains such rights. The designation of directors and other measures contemplated could expose the assets of the Fund to claims by a portfolio company, its security holders and its creditors. While the General Partner intends to minimize exposure to these risks, the possibility of successful claims cannot be precluded. Because the General Partner may operate the Fund in a manner intended to qualify the Fund as a VCOC, the Fund may be restricted or precluded from making certain Investments. In addition, such operation could require the General Partner to liquidate Investments at a disadvantageous time, resulting in lower proceeds to the Fund than might have been the case without the need for such compliance.

Certain ERISA Considerations. No assurance can be given that the Fund will operate as a VCOC, however, in which case the Fund will use commercially reasonable efforts to satisfy another exception to the Plan Asset Regulations, including by qualifying Units for the “publicly offered securities” exception (within the meaning of the Plan Asset Regulations), and limiting investment by, or prohibiting investment from, Benefit Plan Investors in our Units. However no assurance can be given that this will be the case. The General Partner does not intend to qualify the Feeder Fund as a VCOC, or currently intend to qualify the Feeder Fund for the “publicly offered” securities exception under ERISA, or limit investment in the Feeder Fund by Benefit Plan Investors to less than 25% of the total value of each class of equity interests in the Feeder Fund, and it is possible that the assets of the Feeder Fund will constitute “plan assets” (within the meaning of the Plan Asset Regulations) for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code. In this regard, the general partner (or similar managing entity) of the Feeder Fund intends to structure the Feeder Fund as an intermediate entity for purposes of an indirect investment in the Fund with limited discretion with respect to the investment, management and disposition of the assets of the Feeder Fund, but does not intend to be a fiduciary with respect to any Benefit Plan Investor for purposes of the fiduciary responsibility or prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code. Prospective investors should consult with their legal advisors as to the consequences of investing in the Fund directly or indirectly through the Feeder Fund.

Minority Position and “Toehold” Investments. The Fund may also make minority equity or debt investments in portfolio companies where the Fund may have limited influence. Such portfolio companies may have economic or business interests or goals that are inconsistent with those of the Fund and the Fund may not be in a position to limit or otherwise protect the value of its investment in such portfolio companies. The Fund’s control over the investment policies of such portfolio companies may also be limited. This could result in the Fund’s Investments being frozen in minority positions that incur substantial losses. This could also prevent the Fund from realizing the value of its Investments and distributing proceeds in a timely manner. In such instances, the Fund will be significantly reliant on the existing management and board of directors of such companies, which may include representation of Brookfield Accounts that hold equity investments in the portfolio company or other financial investors with whom the Fund is not affiliated, any of whose interests may conflict with the interests of the Fund. These risks are relevant for minority investments even where Brookfield’s investment does have certain control features or where Brookfield does have significant influence.

If the Fund takes a minority position in publicly traded securities as a “toehold” investment, such publicly traded securities may fluctuate in value over the limited duration of the investment in such publicly traded securities, which could potentially reduce returns to Unitholders. While the General Partner may seek to accumulate larger positions through open market purchases, registered tender offers, negotiated transactions or private placements, the General Partner may be unable to accumulate a sufficiently large position in a portfolio company to execute its strategy. In such circumstances, the Fund may dispose of its position in the portfolio company within a short time of acquiring it; there can be no assurance that the price at which the Fund can sell such securities will not have declined since the time of acquisition. Moreover, this may be exacerbated by the fact that securities of the companies that the Fund may target may be thinly traded and that the Fund’s position may nevertheless have been substantial, although not controlling, and its disposal may depress the market price for such securities.

Additionally, from time to time the Fund may make a toe-hold investment in publicly traded securities as part of a potential broader, longer-term investment strategy, and as a result, the Fund may keep certain information related to such investments confidential due to certain disclosure and regulatory related considerations.

Investment Strategy Risk; Other Investment Techniques, Strategies and Instruments. The Fund may employ other investment techniques and invest in other instruments that the General Partner believes will help achieve the Fund’s investment objective, whether or not such investment techniques or instruments are specifically described herein. In addition, if the General Partner believes that suitable investment opportunities present themselves to transact on attractive terms, the Fund may also consider the acquisition of entire portfolios (or portions of portfolios) of securities of the types described herein or other types which are consistent with the Fund’s investment objective. Consistent with its investment objective, the Fund may invest in financial instruments of any and all types, which exist now or are hereafter created.

Public Company Securities. The Fund may hold securities traded on public markets. Investments in such securities may involve different risks than those associated with investments in securities that are not traded on public markets. Among those risks are (a) increased disclosure requirements, (b) greater volatility, (c) increased likelihood of shareholder litigation, (d) restrictions on timing of disposition and (e) increased compliance costs.

In the event that the Fund invests in distressed public securities, among the problems involved in such investments is the fact that it frequently may be difficult to obtain information as to the conditions of such troubled issuers. The market prices of such securities are also subject to abrupt and erratic market movements and above average price volatility, and the spread between the bid and ask prices of such securities may be greater than normally expected. It may take a number of years for the market price of such securities to reflect their intrinsic value.

Private Securities. Many of the Fund’s Investments will involve private securities, which are generally more difficult to sell than publicly traded securities, as there is often no liquid market, which may result in selling interests at a discount. In addition, private securities generally are more difficult to value than publicly traded securities as such valuations are inherently uncertain. The determinations of value in accordance with procedures established by the General Partner and the terms of the Fund LPA may differ materially from the values that would have been used if an active market and market quotations existed for such investments. In connection with the disposition of an Investment in private securities, the Fund may agree to purchase price adjustments and may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. The Fund may be obligated to fund such purchase price adjustments and also may be required to indemnify the purchasers of such Investment to the extent that any such representations turn out to be inaccurate. These arrangements may result in the incurrence of contingent liabilities that may ultimately yield funding obligations that must be satisfied by the Fund.

Reliance on Portfolio Company Management. With respect to management at the portfolio company level, many portfolio companies rely on the services of one or a limited number of key individuals, the loss of any one of whom could materially and adversely affect the portfolio company’s performance. There can be no assurance that the existing management team of a portfolio company, or any new team, will be able to successfully operate such portfolio company or will meet the Fund’s expectations. Although the Manager monitors portfolio company management, management of each portfolio company will have day-to-day responsibility with respect to the business of such portfolio company. In addition, certain portfolio companies may operate in highly regulated environments, and the Fund will likely rely on the management teams to manage their activities in a manner consistent with applicable laws and regulations (including, without limitation, the U.S. Foreign Corrupt Practices Act and other anti-corruption, anti- bribery and anti-boycott laws, regulations and orders) and in a manner which will permit such portfolio company to maintain a quality reputation. If a portfolio company acts inconsistently with applicable laws and regulations or takes actions that cause such portfolio company disrepute, such actions may adversely affect the Fund, as an investor in the portfolio company, and may damage the Fund’s reputation, which may adversely impact the Fund’s ability to complete investments in other portfolio companies and the Fund’s ability to realize its investment objectives.

Non-U.S. Investments. The Fund is intended to be global in nature and therefore could make investments in countries, territories and other jurisdictions in which the General Partner, the Manager or Brookfield may not have significant experience or expertise. There is no guarantee that engaging personnel and service providers with the requisite experience and expertise will adequately protect the Fund and its investments from the risks that may be prevalent in such jurisdictions. Non-U.S. securities involve certain risks not typically associated with investing in the United States, including risks relating to: (a) currency exchange matters including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which the Fund’s non-U.S. investments may be denominated, and costs associated with conversion of investment principal and income from one currency into another; (b) differences between the U.S. and non-U.S. securities markets, including potential price volatility in and relative illiquidity of some non-U.S. securities markets; (c) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation; (d) certain economic and political risks, including potential exchange control regulations and restrictions on non-U.S. investment and repatriation of capital and the risks of political, economic or social instability; (e) obtaining non-U.S. governmental approvals and complying with non-U.S. laws; (f) differing tax structures and (g) non-U.S. tax laws that (i) could adversely impact the cash flow and potential investment returns from such non-U.S. investments and (ii) are subject to change, sometimes with retroactive effect. Anti-fraud and anti-insider trading legislation in these countries may be rudimentary. Anti-dilution protection also may be very limited. In these countries, the concept of fiduciary duty on the part of the management or directors of companies to shareholders may be limited. The legal systems in these countries may offer no effective means for the Fund to seek to enforce its rights or otherwise seek legal redress or to seek to enforce non-U.S. legal judgments. In addition, each Investment is subject to business economic, political and social developments in the countries in which the Investment is located. The Fund has no control over, and cannot predict, these developments or the policies or actions a national or local government may take in the future in response to these developments.

Risks of Investing in Emerging and Developing Markets. The Fund may make Investments in emerging or developing markets. The risks associated with global investing are magnified in such markets. The depth, liquidity, sales volume and stability of other markets are significantly lower in emerging and developing markets as compared to the U.S., Canada or Western Europe. Furthermore, political and economic structures in countries with emerging or developing economies or stock markets generally lack the social, political and economic stability characteristic of more developed countries. This instability may result from, among other things, the following: (a) authoritarian governments or military involvement in political and economic decision-making, including changes in government through extra-constitutional means and the imposition or strengthening of controls on non-U.S. investment and/or repatriation of capital and income; (b) popular unrest associated with demands for improved political, economic and social conditions; (c) internal insurgencies; (d) hostile relations with neighboring countries; (e) ethnic, religious and racial disaffection; (f) higher levels of corruption of government officials and corporate officers; and (g) interference into political and government affairs by powerful economic groups. This social, political and economic instability significantly increases the risk of, and could significantly and adversely affect the value of, investments in emerging or developing markets. For example, the Fund may consider investments in India, which involve legal, political, regulatory, economic and geographic risks that are specific to India and the region. Political and legal uncertainty, greater government control over the economy, currency fluctuations and the risk of nationalization or expropriation of assets may result in higher potential for losses. Additionally, India has experienced ongoing tension and security concerns, such as border disputes, domestic and cross-border terrorism and strained international relations. Incidents involving India’s or the region’s security may cause uncertainty in the Indian market and may adversely affect the Indian economy and the Fund’s investments. India is also located in an area historically prone to natural disasters such as earthquakes, volcanic eruptions or tsunamis. Given India’s economic sensitivity to environmental events, any such environmental event may adversely impact the Indian economy causing an adverse impact on the value of the Fund.

In addition, governments in certain countries participate to a significant degree in their economies through ownership interests and/or regulation. With respect to certain countries, there may also be the possibility of expropriation, confiscatory taxation or other protectionist measures or diplomatic developments that could affect investments in those countries. Repatriation of investment income, capital and the proceeds of sale by non-U.S. investors may require governmental registration and approval in some emerging or developing market countries.

Furthermore, some emerging and developing market countries have laws and regulations that require government approval for non-U.S. investments under certain circumstances, including under corporate, securities, currency control, non-U.S. investment and other similar laws and may require financing and structuring alternatives that differ significantly from those customarily used in more developed countries. The process of obtaining these approvals may require a significant expenditure of time and resources. In certain countries, such laws and regulations have been subject to unpredicted and frequent changes, potentially exposing the Fund to taxes, restrictions and other obligations that were not anticipated at the time of initial investment.

Privatizations. The Fund may invest in state-owned enterprises that are in the process of being transferred from government ownership to private ownership. There can be no assurance that any privatizations will be undertaken or, if undertaken, will be successfully completed. Changes in political or economic factors would result in changes in government policies towards privatization, and it is possible that governments may decide to return projects and companies to state ownership. In such scenarios, the level of compensation that would be provided with respect to such investments cannot be accurately predicted, but could be substantially less than the amount of the Fund’s Investment therein.

Use of Artificial Intelligence, Data Analytics and Similar Tools. From time to time, Brookfield will utilize artificial intelligence, machine learning, data analytics and similar tools that collect, aggregate and analyze data (collectively, “Data Tools”) in connection with the management of the Fund’s and/or the Investments. The Fund will pay and bear a portion of fees, costs and expenses for obtaining and maintaining such Data Tools, including, without limitation, for electronic subscription materials (if applicable), data providers (including related systems and services from such data providers and data management software) and costs of related information management systems and trading systems, including development of such systems (whether maintained at Brookfield or otherwise) in connection with such Data Tools. There are significant risks involved in utilizing Data Tools and no assurance can be provided that the usage of such Data Tools will enhance the Fund’s portfolio or assist the Fund or its Investments in being more efficient or profitable. For example, certain Data Tools may utilize historical market or sector data in their analytics. To the extent that such historical data is not indicative of the current or future conditions in the applicable market or sector, or the Data

Tools fail to filter biases in the underlying data or collection methods, the usage of Data Tools may lead Brookfield to make determinations on behalf of the Fund, including potentially purchase and sale decisions, that have an adverse effect on the Fund’s Investments. While Data Tools may improve the efficiency of data analytics and reduce investment costs, there is no assurance that returns from investments utilizing Data Tools will be higher than they would be if investment decisions were made solely using human analytics or that the expenses related to Data Tools directly or indirectly borne by the Fund will outweigh such reduced investment costs or outweigh such risks. Data Tools may also be subject to data herding and interconnectedness (i.e., multiple market participants utilizing the same data), which may adversely impact the markets in which the Fund invests, and in turn, the Fund’s investments. In addition, the use of Data Tools may enhance cybersecurity risks and operational and technological risks. The technologies underlying Data Tools and their use cases are rapidly developing, and remain subject to existing laws, including consumer and federal equal opportunity laws. As a result, it is not possible to predict all of the legal, operational or technological risks related to the use of Data Tools. Moreover, Data Tools are the subject of evolving review by various regulatory agencies, including the SEC and the U.S. Federal Trade Commission, and changes in the regulation of the use of Data Tools may adversely affect the ability of Brookfield and the Fund to use Data Tools to manage the Fund and its Investments. While Brookfield has implemented policies and procedures regarding the use of Data Tools by its personnel (including the personnel who are employees of the General Partner, the Manager or their affiliates that provide services necessary for our business) there is no guarantee that such policies and procedures will be adequate or will protect Brookfield in all instances due to the rapidly developing legal, operational and technological risks related to the use of Data Tools.

No Management or Control of Brookfield Accounts. In instances where the Fund invests in a Brookfield Account, the Fund will be a passive investor, and will have no management authority or governance rights with respect to any investments made by such Brookfield Account. As described above under “Concentration of Investments Alongside Other Brookfield Accounts,” and “Reliance on Management”, the Fund will be relying on the management skill of Brookfield as sponsor and/or adviser of the respective Brookfield Accounts alongside which, or in which, the Fund invests. In addition, the management, financing, investing and disposition practices or policies of each Brookfield Account (and thus the Fund) generally will be determined by Brookfield and will not require the consent of the investors of either such Brookfield Accounts or the Fund. Any changes in such practices or policies could be detrimental to the value of the Fund’s investment and could cause the interests of the Fund, on the one hand, and those of Brookfield or the investors of the Brookfield Accounts, on the other hand, to diverge. In addition, since in many instances the structure and terms of an Investment will be primarily negotiated by the investment team of the Brookfield Accounts alongside which, or in which, the Fund will also invest, the terms and structure of such Investment may not necessarily take fully into account (or take into account at all) the interests of the Fund or its Unitholders (including as it relates to any tax structuring by the applicable Brookfield Accounts).

Risks Associated with the Removal of a General Partner of Another Brookfield Fund. Pursuant to the governing documents of each Brookfield Fund, under certain circumstances, the investors thereof may vote to remove its general partner and consequently, appoint a new general partner (who also generally would be expected to replace such Brookfield Fund’s manager) that is not affiliated with Brookfield. In such case, the Fund would continue to be invested in or alongside such Brookfield Fund notwithstanding such removal. Additionally, because the investment program of the Fund has generally assumed that general partners of the other Brookfield Fund would be affiliates of Brookfield, the removal and replacement of such a general partner may have a material adverse effect on the Fund’s ability to implement its investment strategy and its ability to conduct its operations, such as its ability to obtain certain reports from the Brookfield Funds.

Differences Between Investing in the Fund and in Brookfield Accounts. By investing directly as a Unitholder in the Fund, with respect to Investments in or alongside Brookfield Accounts, the rights and benefits of each Unitholder will differ from the rights and benefits of those investors that have invested directly in Brookfield Accounts with respect to which the Fund invests in or alongside. Such differences and risks associated with such differences include, without limitation, the following:

•Timing of Capital Contributions: The investors in Brookfield Accounts generally make capital commitments that are funded by those investors over time, as those Brookfield Accounts identify investment opportunities. Such Brookfield Accounts may also generally use subscription lines of credit to further delay the obligation of investors to contribute capital to such Brookfield Accounts at the time investments are made. In contrast, Unitholders required to fully fund their subscriptions at the time of investments, thus potentially reducing the rates of returns experienced by the Unitholders compared to the rates of returns of the investors of such Brookfield Accounts.
•Voting: The Unitholders have very limited voting rights generally in respect of the Fund where limited partners in Brookfield Accounts generally have voting rights typical of private fund investors, including in respect of approving amendments, removing the general partner and/or liquidating the Brookfield Accounts before the end of their terms. The Unitholders will generally have no right to vote on matters presented to the limited partners of the Brookfield Accounts, even where such matters may impact the Fund (as a result of shared investments between the Fund and Brookfield Accounts or otherwise).
•Privity: The Unitholders will not be investors of any Brookfield Accounts in or alongside which the Fund invests (by virtue of the Unitholder’s Units in the Fund), and as such, the Unitholder will not be a party to any Brookfield Account’s governing agreements and, accordingly, will not have any direct rights thereunder and therefore will have no direct recourse against any Brookfield Account, such Brookfield Account’s related vehicles, the general partner and/or Manager of any Brookfield Account or any of its affiliates (other than the General Partner, the Manager and the Fund). The offering of Units in the Fund does not constitute, and should not be considered, an offering of interests in any Brookfield Account. Moreover, the Fund has no right to participate in the control, management or operations of any Brookfield Account. No Brookfield Account or the general partner and/or manager of any Brookfield Account has participated or will participate in the offering of Units, and none of the foregoing has or will have any responsibility for such offering. No Brookfield Account or the general partner and/or manager of any Brookfield Account has endorsed, and none of them is or will be responsible for the preparation or contents of, and none has passed upon or made any representation with respect to the adequacy or sufficiency of, the disclosure contained herein. In addition, the General Partner and/or Manager may offer co-investments to Brookfield Accounts and their respective investors. To the extent investors in any other Brookfield Account do not bear management fee and/or carried interest and such Brookfield Account does not bear all of the expenses borne by the Fund in developing, consummating and maintaining an investments, investors of such Brookfield Account that participates in co-investments will achieve a better return than Unitholders who do not participate in co-investments, depending on how the co-investments perform.
•Investment Participation and Performance: The Fund is expected to participate alongside multiple Brookfield Accounts and may also make certain investments where no Brookfield Account is investing. As a result, an investment in the Fund should not be expected to result in a portfolio exposure that is exactly parallel to that of any other Brookfield Account. Additionally, the extent of the Fund’s investments alongside any other Brookfield Account may be limited to a subset of investments opportunities that meets the investment parameters described in “Part I. Item 1. Business—Allocation of Investment Opportunities.” As a result, the Fund may not be allocated the opportunity to participate in certain investments made by other Brookfield Accounts, including where the Fund may otherwise have participated in such investment. Additionally, the Fund may participate in follow-on investment opportunities in respect of portfolio companies of other Brookfield Accounts even where such other Brookfield Accounts are not themselves participating in such follow-on investment. Furthermore, even to the extent the Fund is allocated an investment opportunity, it may at times be unable to participate in such investment opportunity due to capital constraints, portfolio construction considerations, or other considerations deemed relevant by Brookfield. Any allocation of all or a portion of a potential follow-on investment opportunity to one or more other Brookfield Accounts may have a substantial negative impact on a portfolio company in need of such an investment, may result in missed opportunities for the Fund, or may result in dilution of the Fund’s investment as other investors provide the needed capital. For more information on how follow-on investment opportunities are allocated and some of the potential conflicts of interest present in them, please refer to the discussion in “—Allocation of Investment Opportunities”. Conversely, to the extent that another Brookfield Account is unable to participate in an investment opportunity allocated to it as a result of such considerations, more of such investment opportunity may be allocated to the Fund. Any of the foregoing situations will result in the Fund investing disproportionately more or less in a given investment opportunity than other Brookfield Accounts and than the amount it might otherwise have invested. As a result of all of the foregoing (and different fee and performance allocations, as described elsewhere), the performance of the Fund is not expected to align with the performance of any other Brookfield Account.
•Reporting: The investors in Brookfield Accounts generally will receive periodic reporting which includes investment by investment performance and, in some cases, commentary on recent developments at particular portfolio companies, among other things. Even if such companies are also portfolio companies of the Fund, this information is, in most cases, not expected to be shared with the Unitholders of the Fund. In addition, representatives of investors in Brookfield Accounts that serve as members of such Brookfield Account’s limited partner advisory committee may receive detailed information concerning various aspects of the activities of the Brookfield Accounts in connection with the performance of their responsibilities. Therefore, investors in Brookfield Accounts or their representatives on a Brookfield Account’s limited partner advisory committee may receive additional or more detailed reporting regarding the portfolio companies in which the Fund has invested.
•Expenses: The expense provisions of the governing documents of other Brookfield Accounts in or alongside which the Fund invests will differ from those of the Fund Agreements and, as a result, certain fees, costs and expenses may be charged to the Fund or borne by the Fund that are not permitted to be charged to or borne by such other Brookfield Account (and vice versa). For example, the Fund LPA does not include a Management Fee offset and, as a result, the Manager and its affiliates will be entitled to retain, and Unitholders will not be entitled to receive the benefit of, certain fees and expenses that the Manager and its affiliates receive in connection with the Fund’s actual and potential investments in and alongside other Brookfield Accounts, notwithstanding that such fees and expenses could be subject to the management fee offset provisions of such other Brookfield Accounts. This difference could result in the Fund bearing greater expenses than those of the other Brookfield Accounts in or alongside which the Fund invests, potentially materially so, and will result in various conflicts of interests. See “—Conflicts of Interest—Other Fees.”

Overlapping Mandates of Brookfield Accounts. Brookfield Accounts are expected to look at investment opportunities that meet the investment objective of the Fund (which is made more likely by the Fund’s broad investment mandate). Where a Brookfield Account has an overlapping investment mandate to the Fund then any allocation is to be made between the Fund and such Brookfield Account in Brookfield’s sole discretion and consistent with Brookfield’s allocation policy (which will be updated from time to time). Please see “—Conflicts of Interest—Allocation of Investment Opportunities” for additional information. Oftentimes when there is the potential to allocate an opportunity to the Fund or a Brookfield Account, the dispute can be expected to be resolved in favor of such Brookfield Account. For the avoidance of doubt, the Fund will not have any exclusivity or priority allocation to any type of Investment. Accordingly, all potential investors acknowledge and agree that the lack of any allocation mandate for the Fund may have a negative impact on the potential investment opportunities that the Fund is presented with and ultimately consummates.

General Risks Related to Investments in Third-Party Fund Managers and Third-Party Pooled Investment Vehicles. Before making investments, the General Partner will typically conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each Investment and known at that time. The due diligence that the General Partner carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. The General Partner may decide to invest in a Third-Party Fund Manager despite the identification of deficiencies or concerns in such Third-Party Fund Manager for various reasons without notice. In addition, negotiating and executing transaction agreements, together with the process of identifying and diligencing a Third-Party Fund Manager, can be time-consuming and burdensome and result in high transaction costs, which generally would be borne by the Fund (and not split between the Fund and the target Third-Party Fund Manager unless specifically agreed).

Among the factors that the General Partner may consider in selecting Third-Party Fund Managers for investment is a record of strong financial performance and prospects for future success and growth. However, the past performance of a Third-Party Fund Manager and/or its Third-Party Pooled Investment Vehicles is not indicative of such Third-Party Fund Manager’s future performance. There is no assurance that a Third-Party Fund Manager will achieve similar revenues or profits in the future and an investment with a Third-Party Fund Manager could result in a partial or total loss for the Fund.

The General Partner will typically not be able to negotiate the terms of the Fund’s Investments in a Third-Party Pooled Investment Vehicle, including the level of any fee offsets, and will not be responsible for, or have visibility into, determining whether Third-Party Fund Managers of such Third-Party Pooled Investment Vehicles are correctly calculating fees or fee offsets. The General Partner is expected to have limitations around the type of information it receives from Third-Party Fund Managers and Third-Party Pooled Investment Vehicles, including because certain of this information may be considered proprietary. The lack of access to information in connection with the Fund’s evaluation of an opportunity to invest in a Third-Party Pooled Investment Vehicle may make it more difficult for the General Partner to select and evaluate potential Investments.

Third-Party Fund Managers may enter into new lines of business not anticipated by the Fund at the time it invests in such Third-Party Fund Managers. Third-Party Fund Managers may also have the ability to change their investment objectives and strategies and economic and other terms after the Fund has made its Investments in such Third-Party Fund Managers or Third-Party Pooled Investment Vehicles and such change in the investment objectives and strategies may be different from the objectives currently expected by the General Partner. The Fund and Brookfield will likely not have the ability to prevent Third-Party Fund Managers from taking such action and decisions by the Third-Party Fund Managers may negatively impact the performance of the Fund.

It is expected that Third-Party Fund Managers will implement similar leverage arrangements to the Fund with respect to their Third-Party Pooled Investment Vehicles, which would increase the overall indirect leverage applicable to the Fund’s Investments. The Third-Party Fund Managers may obtain leverage at the “fund” level. The exercise by any lenders of their remedy under a subscription facility to issue drawdown notices to investors in the relevant Third-Party Pooled Investment Vehicle would reduce the amount of capital otherwise available to such Third-Party Pooled Investment Vehicle for making investments and may negatively impact its ability to make investments or achieve its investment objectives. In addition, such borrowings may limit the Fund’s ability to use its interests in the relevant Third-Party Pooled Investment Vehicle as collateral for other indebtedness that the Fund may bear.

A Third-Party Fund Manager or a Third-Party Pooled Investment Vehicle may make distributions to the Fund that are subject to clawback arrangements with such Third-Party Fund Manager or Third-Party Pooled Investment Vehicle (as applicable). Accordingly, the Fund may set aside amounts that it could otherwise reinvest or distribute to Unitholders for the purpose of making clawback payments. Amounts set aside to fund clawback payments will reduce the amount of funds available for distribution to Unitholders or additional investments by the Fund. In addition, the Fund may make commitments to Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles in excess of the Fund’s total capital. As a result, the Fund may need to retain distributions or take other measures (e.g., borrowing) if it does not generate sufficient cash flow from its investments to meet these commitments.

Any investment in a Third-Party Pooled Investment Vehicle is likely to be structured as a long term capital commitment. A Third-Party Pooled Investment Vehicle may, among other things, default or terminate the Fund’s interest in that Third-Party Pooled Investment Vehicle if the Fund fails to satisfy any capital call by that Third-Party Pooled Investment Vehicle with respect to any such capital commitment, which would result in a substantial reduction in the value of such interest and other adverse consequences to the Fund (such as, but not limited to, removal of the right to vote, no participation in future investments, or reduction or forfeiture of capital accounts). The Fund will be required to fund capital calls with respect to any capital commitment to a Third-Party Pooled Investment Vehicle even where the performance of the applicable Third-Party Pooled Investment Vehicle has not met the General Partner’s expectations.

Third-Party Fund Managers and their affiliates generally will engage in a wide range of activities and will have other interests and relationships that may create a variety of conflicts of interest. The Third-Party Fund Managers’ activities will not be coordinated with each other. From time to time a Third-Party Fund Manager of a Third-Party Pooled Investment Vehicle may buy or sell securities for the benefit of one or more other vehicles or accounts at the same time that such Third-Party Fund Manager buys or sells those same securities with respect to vehicles in which the Fund invests. Different Third-Party Fund Managers may also engage in conflicting activities with respect to the same companies or issuers, including buying or selling at opposite times or at different prices and terms since their activities are not coordinated. This may lead to additional costs and expenses and indirectly losses, which would be borne by the Fund to the extent of its investment in the relevant Third-Party Pooled Investment Vehicle to the extent such investments were adversely impacted by the uncoordinated actions.

Contingent Liabilities and Expanded Exposure Associated with Target Fund Interests Acquired in Secondary Transactions. The Fund may acquire Target Fund interests through secondary transactions, in which case the Fund may acquire contingent liabilities of the seller of such interest (e.g., an indemnification obligation in respect of an act or omission occurring prior to the date of the Fund’s purchase of such interests). Where the seller has received distributions from the relevant private investment fund and, subsequently, that private investment fund recalls one or more of these distributions, the Fund (as the purchaser of the interest to which such distributions are attributable and not the seller) may be obligated to return monies equivalent to such distributions to the private investment fund. While the Fund may, in some circumstances, make a claim against the seller for any such monies so paid to the applicable private investment fund, there can be no assurances that the Fund would prevail on any such claim. Further, the purchase or sale of a Target Fund interest through a secondary transaction will often be subject to the consent of the general partner of the relevant Target Fund or otherwise on behalf of such fund and other qualification requirements and/or conditions may make such purchase more difficult or, ultimately, prevent it.

Additionally, certain of such Investments that are interests in investment funds with material undrawn commitments generally will expose investors to more volatility in political, market and economic conditions and general market trends occurring after the formation of the Fund and over a long-term period while other investments that are investment funds that are more mature in their term may expose investors to the effects of political, market and economic conditions and general market trends that occurred prior to the formation of the Fund as well as future volatility in such conditions.

Minority and Non-Control Investments in Third-Party Fund Managers and Third-Party Investment Vehicles; Dependence On Third-Party Fund Managers. The Fund may co-invest through or make investments in other entities and enter into partnerships or joint ventures with another person or entity (including Brookfield Accounts and any of their respective affiliates) as well as minority, non-controlling, equity, equity-related and/or revenue interests in Third-Party Fund Managers and passive investments in Third-Party Pooled Investment Vehicles. Such other parties may have economic or business interests or objectives, including exit strategies, that are different than or conflict with those of the Fund or that may be in a position to take action contrary to the Fund’s objectives, which may result in negative consequences, including loss of capital. The existing management of such Third-Party Fund Managers will typically retain autonomy over the day-to-day operations of the business and will generally retain a majority stake in such business. In addition, these Investments may involve risks not present in direct investments, including, for example, the possibility that a co-venturer of the Fund (a) might become bankrupt or have financial difficulties; (b) might have a different term, investment objective or be subject to more or less leverage than the Fund and therefore dispose of an investment at a different time; or (c) may at any time have economic or business interests or goals that are inconsistent with those of the Fund. In addition, such co-venturers may be in a position to take action contrary to the Fund’s objectives. These co-venturers will generally not owe any fiduciary or other duties to the Fund or the Unitholders. In such an event, the Fund may not be in a position to unilaterally control such investments or exercise certain rights associated with such investments. Also, actions taken by bankrupt entities could subject the Fund to liabilities larger than, or other than, those anticipated. The Fund may in certain circumstances be liable for the actions of its third-party partners or co-venturers. In the event a third-party co-venturer defaults on its funding obligations to a portfolio company, the Fund may be required to make additional capital contributions to such portfolio company to replace the shortfall caused by such third-party co-venturer. Similarly, the Fund and a co-venturer may provide joint guarantees or indemnities in connection with a joint venture, which could be for amounts exceeding its pro rata portion of the Investment, where such guarantee is required by the lenders or is expected to generate other benefits for the investment as a whole. The Fund will generally provide such guarantees only to the extent it has obtained contractual indemnities and/or other contractual protections pursuant to which co-investors that receive the benefit of the guarantee are contractually obligated to pay their portion of any amounts called or other liability arising under the guarantee. However, notwithstanding such protections, there is no assurance that the Fund will be able to recover amounts due pursuant to such arrangements, and, as a result, the Fund could incur losses that are disproportionate to its pro rata interest in the Investment.

No Target Fund Obligation to Seek Side Letter. The general partner of a Target Fund will often enter into side letters or other similar agreements with certain investors in a Target Fund in connection with their admission to the Target Fund without the approval of any other investor in such Target Fund, which would have the effect of establishing rights under or altering or supplementing the terms of the governing document(s) of such Target Fund with respect to such investors in a manner more favorable to such investors than those rights or terms applicable to other investors. Such side agreements may permit such investors to take actions on the basis of information not available to other investors that do not have the benefit of such agreements. Any rights or terms so established in a side letter with an investor will govern solely with respect to such investor and will not require the approval of any other investor. The Fund, when making an investment in a Target Fund, will be under no obligation to seek a side letter in respect of any Target Fund in which it invests, in which case Unitholders of the Fund will not receive the benefit of side letter provisions that other investors in such Target Fund receive or that such other investors may have otherwise received in connection with a direct investment in such Target Fund.

Misconduct and Regulatory Non-Compliance and Fund Reputation; Bad Acts of Third-Party Fund Managers, Employees, Portfolio Companies or Service Providers. Investments in Third-Party Fund Managers may expose Brookfield to public scrutiny. In an industry that is reliant to a very large extent on reputation, regulatory non-compliance and misconduct by portfolio managers or employees of a Third-Party Fund Manager, its portfolio companies or its third-party service providers could cause significant losses, directly or indirectly, to a Third-Party Fund Manager and, consequently, to the Fund and Brookfield. Alternative investment managers operate in a highly regulated environment, and the Fund may have little or no oversight over or input in the activities of Third-Party Fund Managers and will rely on each Third-Party Fund Manager to manage its activities in a manner consistent with applicable laws and regulations and in a manner which will permit such Third-Party Fund Manager to maintain a quality reputation. It will also be difficult, and likely impossible, for the General Partner to protect the Fund from the risk of fraud, misrepresentation or material strategy alteration by portfolio managers or employees of the Third-Party Fund Managers, their third-party service providers or their portfolio companies. In addition, portfolio managers, employees and third-party service providers of a Third-Party Fund Manager or its portfolio companies may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting a Third-Party Fund Manager’s business prospects or future marketing activities.

While the General Partner expects to perform a detailed assessment on Third-Party Fund Managers on a variety of key investment, operational, and legal areas, there can be no assurance that such assessment will identify or prevent any such misconduct or all other potential risks, problems or issues with the Third-Party Fund Manager or its portfolio companies.

Attractiveness To Third-Party Fund Managers of an Investment by the Fund. Among the realization and monetization strategies that may be pursued by the General Partner are liquidity events such as a public listing of interests in a Third-Party Fund Manager or a sale of all or some of the Fund’s interests in Third-Party Fund Managers and Third-Party Pooled Investment Vehicles. A prospective Third-Party Fund Manager may not be interested in an investment by the Fund if required to disclose information that might be made public as part of a liquidity event or if it may ultimately result in such Third-Party Fund Manager eventually becoming a publicly traded entity. In addition, while a Third-Party Fund Manager may feel comfortable with the Fund being a minority owner of its business, it may not have the same view for potential transferees.

Multiple Levels of Fees and Expenses. In addition to the direct expenses and, as applicable, management costs borne by the Fund, it will also bear its pro rata share of certain expenses and management costs incurred directly or indirectly by the Target Funds (including, in certain cases, Brookfield Accounts) in or alongside with which it invests. This will result in more expenses being borne (indirectly) by Unitholders than if the Unitholders were able to invest directly in the Target Funds. The Fund will not be reimbursed for any fees, costs and expenses paid to any Third-Party Fund Managers with respect to any Primary Commitments or Secondary Investments (i.e., there will be “double fees” involved in making such Investments which would not arise if the Unitholder were to invest in such Third-Party Pooled Investment Vehicles directly, because the Manager and its affiliates will receive fees with respect to the management of the Fund, on the one hand, and the Third-Party Fund Manager will receive fees with respect to the management of such Third-Party Pooled Investment Vehicles, on the other hand), which will increase the amount of expenses borne by the Fund (and indirectly by Unitholders) and reduce returns. However, if the Fund makes a Primary Commitment or Secondary Investment in another Brookfield Account, the Fund will not pay or otherwise bear carried interest, management fees or other incentive compensation payable to the Manager and its affiliates in connection with the Fund's investment in such other Brookfield Accounts. The various levels of costs and expenses described in this paragraph will be charged whether or not the performance of the Fund generates positive returns. As a result, the Fund, and indirectly the Unitholders, may bear multiple levels of expenses, which in the aggregate would exceed the expenses which would typically be incurred by an investment in a single fund investment, and which would offset the Fund’s profits. In addition, because of the fees and expenses payable by the Fund pursuant to such Investments, its returns on such Investments will be lower than the returns to a direct investor in the Target Funds. Such returns will be further diminished to the extent the Fund is also charged management fees and/or bears carried interest or other similar performance-based compensation in connection with its Primary Commitments to and Secondary Investments in Third-Party Pooled Investment Vehicles. Moreover, the structures through which the Fund makes investments directly and indirectly may be complex to manage and administer and may require separate administrators, consultants, senior advisors and other service providers to be appointed. Any costs associated with such structures will typically be borne by the Fund and may be significant. In each case, this will result in greater expense than if Unitholders were able to invest directly in Target Funds or the underlying portfolio companies or other assets. See also “—Allocation of Investment Opportunities.”

No Assurance as to Maturity, Redemption, Liquidation or Disposal of Investments in Target Funds. While many Target Funds will have maturity or redemption dates, or will otherwise be liquidated or disposed of, such maturity or redemption dates may be extended. There can be no assurance that the Fund will be able to sell or otherwise dispose of a Target Fund investment at a time that the Fund considers to be economically opportune or at all.

Failure by Other Investors to Meet Capital Calls of Target Funds. The Fund, directly or indirectly, will likely be one of many investors participating in a Target Fund, many of which typically will have capital contribution obligations over an extended period of time. Failure by one or more other investors to meet a capital call of a Target Fund could have adverse consequences for the Fund. The Target Fund may be permitted to require the Fund and other investors participating in the Target Fund to contribute additional capital to satisfy the shortfall. The Target Fund may not have sufficient capital from investors to contribute to existing portfolio companies necessary to ensure their ongoing financial stability. If multiple investors fail to meet capital calls from a particular Target Fund, such Target Fund could default on its obligations, which could result in the termination of such Target Fund, causing a lower return, or potentially a loss, on the Fund’s Investments.

Consequences of the Fund’s Failure to Satisfy Capital Calls of a Target Fund. If the Fund does not timely meet its obligations to make capital contributions when due to any of its Target Funds, whether because of over-commitments by the Manager or the General Partner, or any other reason, the Fund may be subject to significant penalties under the terms of the Target Funds, which could have a material adverse effect on the value of the Fund’s Investment in such Target Funds.

Termination of the Fund’s Interest in a Target Fund. If the Fund fails to satisfy one or more capital calls made by a Target Fund, among other things, the Fund’s interests in such Target Fund may be terminated or reduced, the Fund may be assessed penalties or other fees, the Fund may lose its voting and other rights that it has with respect to such Target Fund and the Fund may be precluded from making further contributions to such Target Fund. In addition, a Target Fund may terminate the Fund’s interest in such Target Fund if the Third-Party Fund Manager determines that the continued participation of the Fund in such Target Fund would have an adverse effect on such Target Fund or is prohibited by applicable law or under circumstances similar to the foregoing. The occurrence of any of these events could adversely affect the Fund’s performance and operations.

Limited Availability of Information. Due to confidentiality considerations, certain Target Funds may not permit the Fund to fully disclose information regarding such Target Fund’s investment strategies, risks, prior performance, underlying portfolio companies or other information. Additionally, information received from the Third-Party Fund Managers of the Target Funds may not always be accurate or timely. This limited access to, or the untimeliness or inaccuracy of, information provided by the Third-Party Fund Managers may make it more difficult for us to select, allocate among and evaluate the Target Funds.

Reliance on Third-Party Projections. The Fund will from time to time rely upon projections, forecasts and estimates developed by Third-Party Fund Managers and the management of underlying portfolio companies and assets concerning the future performance and cash flow of the Target Funds. We expect to diligence and investigate such information where feasible and commercially appropriate, but it will necessarily be dependent upon these third parties as to underlying data and certain assumptions and outlooks, and the Fund may make investment decisions (including as to pricing and other terms) in reliance on such projections, forecasts and estimates. Actual events are difficult to predict and beyond the Fund’s control, and may differ from those assumed. Some important factors that could cause actual results to differ materially from those in any forward-looking statements include changes in interest rates and domestic and foreign business, market, financial or legal conditions, among others. Accordingly, there can be no assurance that estimated returns or projections can be realized or that actual returns or results for the Fund or the Target Funds will not be materially lower than those estimated or targeted therein.

RISKS ASSOCIATED WITH AN INVESTMENT IN THE FUND

Limited Operating History. The Fund has limited operating history upon which a prospective investor can evaluate the likely performance of the Fund. The past investment performance of any other Brookfield Account (including any investments made thereby) or any investments managed by Brookfield or the officers or other investment professionals of Brookfield cannot be construed as any indication of the future results of an investment in the Fund. Although certain officers and other investment professionals of Brookfield, both individually and together, have experience investing in private equity transactions, their past experience cannot be relied upon as an indicator of the ability of the Fund to execute on its investment strategy and achieve its investment objective. There will be no minimum amount of total subscriptions necessary to establish the Fund. In the event the Fund is not successful in procuring substantial subscriptions, it may have an adverse effect on the Fund. Moreover, the Fund is subject to all of the business risks and uncertainties associated with any new fund, including the risk that it will not achieve its investment objectives and that the value of the Fund’s Units could decline substantially. While the General Partner intends to make investments that have estimated returns commensurate with the uncertainties involved, there can be no assurance that the Fund will be able to implement its investment strategy or achieve its investment objective or that any Unitholder will receive a return of capital. Unitholders should have the ability to sustain the loss of their entire investment in the Fund.

Reliance on Management. Brookfield will have exclusive responsibility for management and oversight of the Fund’s activities, subject to certain oversight rights held by the Board. Unitholders will generally have no opportunity to control the day-to-day operation, including investment and disposition decisions, of the Fund. Unitholders will not have the right to make or evaluate any Investment made by the Fund, or other decisions concerning direct management of the Fund and its portfolio companies and will not receive some of the financial information with respect to future opportunities that are available to Brookfield, the General Partner and/or the Manager. The General Partner, the Manager and its affiliates will generally have sole and absolute discretion in structuring, negotiating and purchasing, financing and eventually divesting Investments on behalf of the Fund (subject to certain specified exceptions). In order to safeguard their limited liability for the liabilities and obligations of the Fund, Unitholders must rely entirely on Brookfield to conduct and manage the affairs of the Fund. Accordingly, no person should purchase Units unless such person is willing to entrust all aspects of management of the Fund to Brookfield. Consequently, the Unitholders will generally not be able to evaluate for themselves the merits of particular Investments prior to the Fund’s making such Investments.

The success of the Fund depends in substantial part upon the skill and expertise of the investment professionals who will be providing investment advice with respect to the Fund. There can be no assurance that these key investment professionals will continue to be associated with the General Partner, the Manager or Brookfield throughout the life of the Fund. In addition, the key investment professionals and others within Brookfield devote their time and attention to Brookfield and various investments and investment products of Brookfield, which includes the activities of the General Partner and the Fund. While certain investment professionals will devote such time as they believe is reasonably required to the Fund, the composition of the team dedicated to the Fund may change from time to time without notice to the Unitholders. Furthermore, while such investment professionals may continue to be associated with the Manager, the General Partner or Brookfield, they may move between the different business groups within Brookfield and no longer be responsible for providing investment advice with respect to the Fund. Accordingly, the make-up of the pool of investment professionals (including, in certain circumstances, the members of the Fund’s Investment Committee) with responsibility for the investment strategy of the Fund may evolve over time. The loss of key personnel, including as a result of the employment of such personnel by portfolio companies, could have a material adverse effect on the Fund’s ability to realize its investment objectives.

In addition, in certain circumstances, the Fund’s Investment Committee may approve an investment strategy and delegate the approval of specific investments within that strategy to a sub-committee or certain members of management. In such circumstances, the Investment Committee will not directly control investments made by such sub-committees or members of management.

Operational Risk. The Fund is subject to operational risk, including the possibility that errors may be made by the Manager, the General Partner, the Fund’s service providers (including third-party fund administrators) or any of their respective affiliates in certain transactions, calculations or valuations on behalf of, or otherwise relating to, the Fund. Unitholders may not be notified of the occurrence of an error or the resolution of any error. Generally, the Manager, the General Partner, the Fund’s service providers and any of their respective affiliates will not be held accountable for such errors, and the Fund may bear losses resulting from such errors.

In addition, the long-term profitability of the assets in which the Fund invests will be dependent upon the efficient operation, maintenance and high availability of such assets. Inefficient operation, maintenance and low availability may reduce returns to Unitholders. Operations are also subject to the risk of equipment failure due to wear and tear, latent defect, design error, operator error, or early obsolescence, among other things, which could have a material adverse effect on the assets, liabilities, business, financial condition, results of operations and cash flow of Investments.

No Market for Units; Restrictions on Transfers. An investment in the Fund is likely to be a long-term commitment. It is anticipated that there will be a significant period of time before the Fund will have completed its investing in portfolio companies. Units in the Fund have not been registered under the Securities Act, the securities laws of any state or the securities laws of any other jurisdiction and therefore cannot be resold unless they are subsequently registered under the Securities Act and other applicable securities laws, or unless an exemption from registration is available. It is not contemplated that registration of the Units in the Fund under the Securities Act or other securities laws will ever be effected. There is no public market for Units in the Fund and none is expected to develop. Each Unitholder will be required to represent that it is a “qualified purchaser” (as defined in the Investment Company Act and rules thereunder) and “accredited investor” (as defined in Rule 501 of Regulation D under the Securities Act) and that it is acquiring its Units for investment purposes and not with a view towards resale or distribution. Except by operation of law, a Unitholder will not be permitted to assign, sell, exchange or transfer any of its interest, rights or obligations with respect to its Units, unless the Unitholder provides 60 calendar days’ notice to the General Partner (or such reasonably shorter period as agreed to by the General Partner). The General Partner may refuse such requested transfer for certain reasons. Therefore, redemption of Units by the Fund will likely be the only way for a Unitholder to dispose of its Units. It is uncertain as to when profits, if any, will be realized by a Unitholder and if such Unitholder will realize profits from the Fund prior to the Fund redeeming its Units. Whether the Fund has sufficient liquidity to meet a Unitholder’s request for redemption will be determined by the General Partner. The Fund will not be obligated to liquidate any asset in order to meet Redemption Requests and because of the illiquid nature of holdings in portfolio companies, the Fund may not have sufficient cash flow to meet Redemption Requests at any given time. See “—Lack of Liquidity of Units; Redemption Program”. If the General Partner determines there is insufficient liquidity to meet Redemption Requests under the Redemption Program, such requests will be delayed until the General Partner determines there is sufficient liquidity and such delay may be significant. In addition, there are substantial restrictions upon the redemption of Units under the Fund LPA.

Risk of Unsuccessful Exit Strategies. The General Partner may cause the Fund to opportunistically sell, publicly list, distribute or otherwise dispose of investments at any time. It is not possible to predict whether a particular exit strategy will be advantageous or available at the appropriate time. If the Fund fails to execute an exit strategy successfully, the Fund may be forced to liquidate its assets on terms less favorable than anticipated and the proceeds from these Investments and the remaining Investment may be materially and adversely affected, and may be less than if such exit strategy had been executed successfully.

Illiquid and Long-Term Investments. Although Investments may generate current income, Investments will generally be held for an indefinite period of time and the return of capital and the realization of gains, if any, from an Investment generally will most likely occur only upon the partial or complete disposition of such Investment. While an Investment may be sold at any time, it is generally expected that the sale of a substantial portion of the Investments will not occur for a number of years after such Investments are made. There will not be a public market for certain of the securities or debt instruments held by the Fund and such securities or debt instruments may require a substantial length of time to liquidate. The Fund generally will not be able to sell these securities or debt instruments publicly unless their sale is registered under applicable securities laws or unless an exemption from such registration requirements is available. In addition, in some cases, the Fund may be prohibited or limited by contract from selling certain securities or debt instruments for a period of time and as a result, may not be permitted to sell an investment at the time it might otherwise desire to do so. Furthermore, investments may be subject to industry cyclicality, downturns in demand, market disruptions and the lack of available capital for potential purchasers and are therefore often difficult or time consuming to liquidate.

Investments in Derivatives. In addition to the activities described in “Hedging Transactions” above, the Fund may use swaps, including credit default and total return swaps, and other over-the-counter derivative instruments or participations to leverage, access or enhance investments, in each case in circumstances in which such derivatives are intended to resemble, as closely as possible, the economic rights that could otherwise be obtained directly. The special risks associated with these obligations include: (a) the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws; (b) adverse consequences resulting from participating in such instruments with other institutions with lower credit quality; (c) limitations on the ability of the Fund or the Manager to directly enforce its rights with respect to instruments; (d) a secondary trading market that is not generally well developed, which may make it difficult to value or dispose of such instruments quickly or at a fair price; and (e) since the holder of such an instrument generally has no contractual relationship directly with the underlying portfolio company, the Fund may have to rely upon a third party to take actions and provide information in respect of such company. See “Minority Position and ‘Toehold’ Investments” above.

In-Kind Remuneration. The Special Unitholder may elect to receive the Performance Participation Allocation in the form of Class B-2 Units and/or shares, units or interests of any Intermediate Entity or any combination of the foregoing, and the Manager (including any sub-investment manager, as applicable) may elect to receive the Management Fee and/or Expense Support Reimbursement in the form of cash, Class B-2 Units and/or shares, units or interests of any Intermediate Entity. Additionally, certain Brookfield Investors will be issued Class B-1 Units in exchange for the contribution of Seed Investments. Although such amounts will be issued at NAV for the cash value of amounts owed, any of the foregoing issuances of B-1 or B-2 Units may have a dilutive effect in respect of Unitholders in the Fund. Redemptions of B-2 Units used to satisfy the Management Fee, Performance Participation Allocation or Expense Support Reimbursement are not subject to the volume limitations of the Redemption Program or the Early Redemption Fee. Redemptions of any Class B-1 Units in exchange for contribution of Seed Investments will not be subject to the Redemption Program. Rather, Class B-1 Units will be redeemed through a separate redemption arrangement described in “Part I. Item 1. Business—Redemption Arrangement for Class B-1 Units Held by Brookfield Investors.” These arrangements may reduce overall liquidity available for redemption of a third-party Unitholder’s Units.

Projections. The Fund may rely upon projections developed by the Manager or a portfolio company concerning a portfolio company’s future performance, outcome and cash flow. Because projections are inherently subject to uncertainty and factors beyond the control of the Manager and the portfolio company, investors have no assurance that an Investment in a portfolio company will yield the returns expected by the Fund’s management. The inaccuracy of certain assumptions, the failure to satisfy certain requirements and the occurrence of other unforeseen events could impair the ability of a portfolio company to realize projected values, outcomes and cash flow. In addition, subsequent to the Fund’s acquisition of a particular portfolio company, the Manager may adjust projected returns to reflect changes in market conditions or based upon other relevant facts and circumstances.

Valuation Risk. Valuations of the Fund’s assets that are calculated by the General Partner will be done in good faith in accordance with the Fund’s Valuation Policy (as defined in “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Calculation of Net Asset Value” below). The Fund will retain an Independent Valuation Advisor to perform reviews with respect to each private investment, as part of its overall valuation process, no less frequently than annually. In the months when such a valuation is not based on a review, the Independent Valuation Advisor (as defined below) will provide the Fund positive assurance regarding the reasonableness of such valuation as of the Valuation Date. For more information regarding the Fund’s valuation process, see “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Calculation of Net Asset Value.”

Within the parameters of the Fund’s Valuation Policy, the valuation methodologies used to value the Fund’s Direct Investments and certain other Investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations of the Fund’s Investments will be only estimates of fair value. Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of the Fund’s assets may differ from their actual realizable value or future fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond the Fund’s control and the control of the General Partner,

Brookfield and the Fund’s Independent Valuation Advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, despite the General Partner’s efforts, the carrying value of an asset may not reflect the price at which the asset could actually be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, there may be a relative scarcity of market comparables on which to base the value of the Fund’s assets and accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation. The General Partner may have limited access to information that bears on valuation, especially in situations where, for example but without limitation, the Fund has a minority investment or the Fund has an investment in another Target Fund. Such valuations will affect the calculation of the General Partner’s Performance Participation Allocation and the Management Fee. There will be no retroactive adjustment in the valuation of such assets, the offering price of the Fund’s Units, the price the Fund paid to redeem Units or NAV-based or performance-based fees it paid, directly or indirectly, to the General Partner, Brookfield and the Special Unitholder to the extent such valuations prove to not accurately reflect the realizable value of the Fund’s assets. While the Fund believes its NAV calculation methodologies are consistent with widely recognized valuation methodologies, there are other methodologies available to calculate NAV. As a result, other funds of other sponsors focused on private equity investments may use different methodologies or assumptions to determine NAV.

Impact of Sanctions on Unitholders and/or Jurisdictions in which the Fund Invests. As a result of ongoing geopolitical events, one or more Unitholders could become subject to sanctions or similar restrictions (a “Sanctioned Unitholder”) after making a purchase of the Fund’s Units, which could cause contractual, reputational or other adverse consequences to such Unitholder(s) or the Fund or its Investments. Similarly, one or more foreign governments located in jurisdictions in which the Fund invests could become subject to sanctions or other similar restrictions (a “Sanctioned Jurisdiction”). Sanctions may take different forms such as trade embargoes, prohibitions or restrictions to conduct trade or provide services to certain countries or types of entities, asset freezes, seizures and/or restrictions or prohibitions on the ability to provide or receive funds, services or other goods from certain persons or actors. If any jurisdiction in which the Fund invests becomes a Sanctioned Jurisdiction after the Fund has consummated an Investment, or a Unitholder becomes a Sanctioned Unitholder, the imposition of such sanctions could have adverse effects on the Fund’s ability to manage existing Investments and/or consummate new Investments, obtain financing or otherwise conduct business or transact with certain companies, institutions or other counterparties.

With respect to any Sanctioned Unitholders, the General Partner may take certain actions as it determines are appropriate in connection with such sanctions or similar restrictions, which may include freezing the account of such Unitholder(s). Sanctioned Unitholders may also be prohibited from bearing certain expenses, taxes or other obligations related to the Fund, and as a result, other Unitholders that are not Sanctioned Unitholders may bear an increased amount of expenses (excluding Management Fees), taxes or other obligations to cover the amount attributable to such Sanctioned Unitholder. The General Partner will seek to cause the Sanctioned Unitholder to bear these costs retroactively if such Unitholder ceases to be designated as a Sanctioned Unitholder. However, there is no guarantee that any applicable sanctions will be lifted or that the other Unitholders will be reimbursed for the increased amount of expenses borne on behalf of the Sanctioned Unitholder.

If a jurisdiction in which the Fund has invested becomes a Sanctioned Jurisdiction, the sanctions may have adverse effects on the Investments located in such jurisdiction and the Fund’s ability to achieve its investment objective with respect to those Investments. For example, in the event that an existing Investment is located in a Sanctioned Jurisdiction, the Fund may be required to cease funding such Investment and may not be able to compensate the investment team managing such Investment, which may result in a significant diminution in the value of such Investment. To the extent the Fund has bank accounts in a Sanctioned Jurisdiction or is entitled to receive distributions from an Investment in a Sanctioned Jurisdiction, the Fund may not be able to access or receive such amounts. If an Investment is located in a Sanctioned Jurisdiction, the Fund may seek to dispose of the Investment at unattractive prices, at inopportune times, and/or under unfavorable circumstances, which may result in lower returns or losses to the Fund.

If the Fund has Sanctioned Unitholders or holds an Investment in a Sanctioned Jurisdiction, the Fund may also be required to comply with additional compliance and administrative obligations, including responding to investigations and implementing new policies and procedures to comply with sanctions laws and regulations.

These additional obligations may result in additional costs to the Fund and such costs may be substantial. The General Partner will not be liable for any losses suffered by the Fund because of the imposition of sanctions and compliance with such laws and regulations.

Additionally, and more specifically, given the circumstances described in “—Public Health Risk” above and the recent distress in the banking industry, there is expected to be a significant number of similarly-focused competitors seeking to make similar investments to those of the Fund and the Brookfield Accounts.

Event-Driven Special Situations. The Fund’s strategy may involve investments in “event-driven” special situations such as a lack of market transparency or liquidity, recapitalizations, spinoffs, corporate and financial restructurings, litigation or other catalyst-orientated situations. Investments in such securities are often difficult to analyze, and the Manager could be incorrect in its assessment of the nature or magnitude of the factors that have caused this dislocation, the quality of the investment’s fundamental assets or the scope of the investment’s liabilities, the downside risk associated with an investment, and/or the Fund’s ability to exit the position in a timely and profitable fashion, thus resulting in a significant loss. Although the Fund intends to utilize appropriate risk management strategies, such strategies cannot fully insulate the Fund from the risks inherent in its planned activities. Moreover, in certain situations, the Fund may be unable to, or may choose not to, implement risk management strategies because of the costs involved or other relevant circumstances.

Lack of Liquidity of Units; Redemption Program. The Fund has implemented a Redemption Program that allows for redemptions of Investor Units and Class B-2 Units, on a quarterly basis, of up to 5% of all Classes of Units outstanding (either by number of Units or aggregate NAV). The General Partner may, in its discretion and in accordance with the Fund LPA, cause the Fund to exceed the 5% quarterly redemption limitation in any calendar quarter. The General Partner may amend or suspend the Redemption Program if in its reasonable judgment it deems such action to be in the Fund’s best interest, including, but not limited to, for tax, regulatory or other structuring reasons.

The Redemption Program commenced in the first quarter of 2026. Pursuant to the Fund LPA, any Redemption Request for Units that have not been outstanding for at least two (2) years will be subject to an Early Redemption Fee equal to 5% of the NAV of the Units being redeemed (calculated as of the Redemption Date) for the benefit of the Fund and therefore indirectly its Unitholders. The two-year holding period is measured as of the subscription date immediately following the prospective Redemption Date. For illustrative purposes, a Unitholder that acquires Units on October 1st would not be subject to an Early Redemption Fee for participation in a redemption period that has a valuation date of September 30th two years later (or any time thereafter). The General Partner may otherwise from time to time waive the Early Redemption Fee in its discretion as more fully described in “Part I. Item 1. Business—Redemption Program.”

There can, however, be no assurance that any such requests will be satisfied within any particular period of time. The General Partner may amend or suspend the Redemption Program if in its reasonable judgment it deems such action to be in the Fund’s best interest, including, but not limited to, for tax, regulatory or other structuring reasons. As a result, Unit redemptions may not be available each quarter, such as when the Redemption Program would place an undue burden on the Fund’s liquidity, adversely affect its operations or risk having an adverse impact on the Fund that would outweigh the benefit of the Redemption Program, in each case as determined by the General Partner in its sole discretion. The Fund will have no obligation to redeem Units, including if the redemption would violate federal law or Delaware law, including restrictions on distributions thereunder.

In addition, subject to the terms and limitations set forth herein and in the Fund LPA, in the event that not all of the Units submitted for redemption during a given quarter are to be accepted for redemption by the Fund, Units submitted for redemption during such quarter will be redeemed on a pro rata basis after the Fund has redeemed all Units for which redemption has been requested due to death, qualifying disability, divorce or adjudicated incompetence of the Unitholder and other limited exceptions.

Unsatisfied Redemption Requests will not be automatically carried over to the next redemption period. In order for a Redemption Request to be reconsidered, Unitholders must resubmit their Redemption Request in the next quarterly redemption period, or upon the recommencement of the Redemption Program, as applicable.

The Fund will redeem Units only to the extent the Fund has sufficient cash available to honor requests, as determined in the sole discretion of the General Partner. Unitholders may experience significant delays in realizing liquidity even if a Unitholder’s redemption is accepted. See also “—Valuation Risk” above.

Effects of Redemption Requests. Substantial Redemption Requests could be triggered by a number of events, including, without limitation, unsatisfactory performance, events in the markets, significant change in personnel or management of Brookfield, removal or replacement of the Manager as the investment manager of the Fund, legal or regulatory issues that investors perceive to have a bearing on the Fund or the Manager, or other events. Actions taken to meet substantial Redemption Requests from the Fund (as well as similar actions taken simultaneously by investors of any other investment funds, managed accounts, proprietary accounts and other investment vehicles sponsored, managed or advised by the General Partner, the Manager or their affiliates) could result in prices of securities and other assets held by the Fund decreasing and in Fund expenses increasing (e.g., transaction costs and the costs of terminating agreements). The overall value of the Fund also may decrease because the liquidation value of certain assets may be materially less than their cost or mark-to-market value. The Fund may be forced to sell its more liquid Investments, which may cause an imbalance in the portfolio that could have a material adverse effect on the remaining Unitholders. Even if the General Partner decides to satisfy all outstanding Redemption Requests, the Fund’s cash flow could be materially adversely affected. In addition, if the General Partner determines to liquidate certain of the Fund’s holdings to satisfy Redemption Requests, it may not be able to meet future Redemption Requests. Substantial redemptions could also significantly restrict the Fund’s ability to obtain financing or transact with derivatives counterparties needed for its investment strategies, which would have a further material adverse effect on the Fund’s performance. If the Fund experiences significant Redemption Requests, it may not be able to accomplish its objectives and may dispose of its Investments at a disadvantageous time (resulting in Unitholders not having their capital invested and/or deployed in the manner originally contemplated or Investments being sold at a loss). There can be no certainty regarding the Fund’s ability to consummate Investments, restructuring or exit opportunities after substantial redemptions. In addition, if the Fund determines to sell assets to satisfy Redemption Requests, it may not be able to realize the return on such assets that it may have been able to achieve had it sold at a more favorable time, and the Fund’s results of operations and financial condition, including, without limitation, the breadth of the Fund’s portfolio by property type and location, could be materially adversely affected. The Fund may fund Redemption Requests by payment of cash and may fund cash payments from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds and the sale of its assets, and the Fund has no limits on the amounts it may fund from such sources. In an effort to have adequate cash available to support the Redemption Program, the Fund may reserve borrowing capacity under an unsecured line of credit with Brookfield, one of its affiliates, BWS or other entities for any such purpose. The Fund could then elect to borrow against this line of credit in part to satisfy payment of Redemption Requests in cash during periods when the Fund does not have sufficient proceeds from operating cash flows or the sale of Units in this continuous offering to fund all Redemption Requests in cash. If the Fund determines to obtain a line of credit, the Fund expects that it would afford the Fund borrowing availability to fund redemptions. Likewise, the Fund could determine to borrow from BPE Lux for purposes of funding Redemption Requests, and vice versa.

Compulsory Redemption. The General Partner may require a Unitholder to surrender and have all or any portion of its Units redeemed at any time, if the General Partner determines that it would be in the best interest of the Fund to redeem such Unitholder’s Units. To the extent the Fund requires the compulsory redemption of any Units of any Unitholder, such redemption will not be subject to the redemption limits under the Redemption Program or the Early Redemption Fee, unless otherwise determined by the General Partner in its sole discretion. See “Part I. Item 1. Business—Redemption Program” for more information. Withdrawals from the Fund will not be permitted except in extraordinary and very limited circumstances that are set out in the Fund LPA, where the continued involvement of the Unitholder with the Fund creates a material adverse effect in respect of the Fund, the General Partner, the Manager, any portfolio company, or any of their affiliates or for the Unitholder in certain limited circumstances.

No Regular Distributions. Unitholders may or may not receive distributions, and the Fund does not expect to make distributions on a regular basis. Distributions to Unitholders will be made only if, as and when declared by the Fund, and only to the extent that Unitholders have terminated their participation in the DRIP. In addition, some of the distributions may include a return of capital. The Fund cannot make assurances as to when or whether cash distributions will be made to Unitholders, the amount of any such distribution, or the availability of cash for any such distribution, since the ability to make distributions will be dependent upon the cash flow, capital raising, financial condition and other factors relating to the Fund’s portfolio companies. Such factors include the ability to generate sufficient cash from operations to pay expenses, service debt and to satisfy other liabilities as they come due. Furthermore, the General Partner, in its sole discretion, may use or set aside cash for working capital purposes, or for the funding of present or future reserves or contingent liabilities, taxes, the Fund’s operating activities, or the actual or anticipated Management Fee. If the Manager determines that all or any portion of net capital event proceeds are not necessary for ongoing expenses (including debt payments and fees), anticipated acquisitions, capital expenditures and reserves, such amounts may be used to satisfy Redemption Requests at the Manager’s discretion. Accordingly, the payment of cash distributions is subject to the discretion of the Manager. Neither the Manager nor any of its respective affiliates is obligated to support or guarantee any level of distributions. In addition, because the Manager does not charge a Management Fee on and Brookfield does not receive a Performance Participation Allocation for Brookfield Units, the per-Unit amount of distributions on the Brookfield Units could be higher compared to the Investor Units. The Fund may not generate sufficient cash flow from operations to fully fund distributions to Unitholders (to the extent the Fund makes a distribution at all), particularly during the early stages of the Fund’s operations. Therefore, the Fund may fund distributions to its Unitholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales of Units). The extent to which the Fund pays distributions from sources other than cash flow from operations will depend on various factors, including the extent to which the Manager elects to receive its Management Fee in Units and the General Partner elects to receive distributions on its Performance Participation Allocation in Units (as described below), how quickly the Fund invests the proceeds from this and any future offering and the performance of its Investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the offering will result in the Fund having less funds available to acquire Investments. As a result, the return Unitholders realize on their investments may be reduced. Doing so may also negatively impact the Fund’s ability to generate cash flows. Likewise, funding distributions from the sale of additional Units will dilute Unitholders’ Units in the Fund on a percentage basis and may impact the value of Unitholders’ Units especially if the Fund sells these Units at prices less than the price Unitholders paid for their Units. The Fund may be required to continue to fund the Fund’s regular distributions from a combination of some of these sources if the Fund’s Investments fail to perform, if expenses are greater than the Fund’s revenues or due to numerous other factors. The Fund has not established a limit on the amount of its distributions that may be paid from any of these sources.

The Fund may also defer operating expenses or pay expenses (including the fees of the Manager or distributions to the Special Unitholder) with Units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect the Fund’s operations and reduce the future return on a Unitholder’s investment. The Fund may redeem Units from the Manager or the Special Unitholder shortly after issuing such Units as compensation. The payment of expenses in Units will dilute a Unitholder’s ownership interest in the Fund’s portfolio of assets. There is no guarantee any of the Fund’s operating expenses will be deferred and the Manager and the Special Unitholder are under no obligation to receive future fees or distributions in Units and may elect to receive such amounts in cash.

To the extent the Fund borrows funds to pay distributions, it would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact the Fund’s ability to pay distributions in future periods, decrease the Fund’s NAV, decrease the amount of cash the Fund has available for operations and new investments and adversely impact the value of its investment. The General Partner could be incentivized to borrow (whether from a net asset value credit facility of the Fund or otherwise) for distributions as it will result in the General Partner receiving its Performance Participation Allocation earlier than it would otherwise. Such borrowings also increase the Fund’s leverage without any corresponding acquisition of assets.

Use of Leverage. The Fund may directly or indirectly incur leverage on a portfolio or investment basis at the level of portfolio companies, or at the level of assets or any asset-level holding entities, whether on a temporary or long-term basis. While investments in leveraged companies offer the opportunity for capital appreciation, such investments also involve a higher degree of risk. The Fund’s Investments may involve varying degrees of leverage, as a result of which recessions, operating problems and other general business and economic may have a more pronounced effect on the profitability or survival of such companies. Moreover, any rise in interest rates may significantly increase a portfolio company’s interest expense, causing losses and/or the inability to service debt levels. If a portfolio company cannot generate adequate cash flow to meet debt obligations, the Fund may suffer a partial or total loss of capital invested in the portfolio company. Moreover, the

Fund may incur or increase its leverage by obtaining loans secured by a portfolio of some or all of the portfolio companies acquired. In the event that the Fund is unable to repay any credit facility borrowings from its cash flows, the Fund may be required to dispose of investments to repay the lender(s). If the Fund is required to dispose of investments in order to repay lender(s) at an inopportune time or on an expedited basis, it may not realize as much value upon such disposition as it would receive in connection with an orderly disposition.

Borrowing by the Fund will generally be secured by the Fund’s assets (including any debt or other securities Investments), and documentation relating to such borrowing may provide that during the continuance of a default under such borrowing, the interests of the Unitholders may be subordinated to Fund-level borrowing and there may be limitations on the Fund’s ability to make distributions and fund redemptions of Units. Use of leverage by a portfolio company, a subsidiary of the Fund on a non-recourse basis, or otherwise at the asset-level, will not be considered borrowing by the Fund for any purposes under the Fund LPA. The Fund may also grant security interests in other assets of the Fund, including portfolio companies. While the General Partner and the Manager intend to operate the Fund in accordance with the Leverage Guideline, there is no limit on borrowing set forth in the Fund LPA. Furthermore, the Leverage Guidelines applies only to borrowing that is recourse to the Fund. Portfolio companies, Intermediate Entities, holding companies and/or special purpose entities formed by the Fund to hold investments may engage in borrowings and incur leverage, which will not count towards the Leverage Guideline and will not be restricted under the Fund LPA. This is the case even if such borrowings or leverage by entities owned by the Fund engage in joint borrowings and/or are cross-collateralized with or among other such entities, such that multiple portfolio companies are pledged to and at risk with respect to a borrowing with respect to one single investment. Additionally, Brookfield may use “back leverage,” where a lender borrows money from a third party to finance its loan to a borrower, for certain Investments. The use of back leverage potentially enhances the return profile of Investments, and accordingly, of the applicable fund (including the Fund) overall, but also increases the risk profile of such Investments.

The Fund’s use of borrowings to create leverage will subject the Fund to additional risks. For example, depending on the type of facility, a decrease in the market value of the Fund’s portfolio companies would increase the effective amount of leverage and could result in the possibility of a “margin call,” pursuant to which the Fund must either deposit additional funds or securities with the lender or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden, precipitous drop in the value of the Fund’s assets, the Fund might not be able to liquidate assets quickly enough to pay off its debt. In addition, the Fund may have to make exceptions to, modify or suspend, in whole or in part, its Redemption Program further to the occurrence of an event of default or similar event under a financing arrangement. With respect to any asset-backed facility entered into by the Fund (or an affiliate thereof), a decrease in the market value of the Fund’s portfolio companies would increase the effective amount of leverage and could result in the possibility of a violation of certain financial covenants or financial ratios pursuant to which the Fund must either repay the borrowed funds to the lender or suffer foreclosure or forced liquidation of the pledged assets. The Fund may incur indebtedness under such credit facility that bears interest at a variable rate. Economic conditions could result in higher interest rates, which could increase debt service requirements on variable rate debt and could reduce the amount of cash available for various Fund purposes.

The extent to which the Fund uses leverage may have the following consequences to the Unitholders, including, but not limited to: (i) greater fluctuations in the NAV of the Fund, (ii) use of cash flow for debt service rather than distributions, or other purposes and (iii) in certain circumstances the Fund may be required to prematurely dispose of portfolio companies to service its debt obligations. So long as the Fund is able to realize a higher net return on its portfolio companies than the then-current cost of any leverage together with other related expenses, the effect of the leverage will be to cause holders of Units to realize higher current net investment income than if the Fund were not so leveraged. On the other hand, the Fund’s use of leverage will result in increased operating costs. Thus, to the extent that the then-current cost of any leverage, together with other related expenses, approaches the net return on the Fund’s portfolio companies, the benefit of leverage to holders of Units will be reduced, and if the then-current cost of any leverage together with related expenses were to exceed the net return on the Fund’s portfolio companies, the Fund’s leveraged capital structure would result in a lower rate of return to holders of Units than if the Fund were not so leveraged. There can also be no assurance that the Fund will have sufficient cash flow to meet its debt service obligations. As a result, the Fund’s exposure to losses may be increased due to the illiquidity of its assets generally.

In furtherance of the Fund’s operations (including, without limitation, in connection with the Fund’s investment objective, investment policy, leverage and/or hedging program), any Fund Entity (including any direct or indirect intermediate vehicles, hedging companies and special purpose vehicles thereof) may, without limitation, enter into guarantees and/or grant security, pledge, charge, otherwise encumber and/or enter into any other credit support arrangement, in each case in respect of any or all of its assets, Investments and/or bank accounts in favor of third parties and/or related parties, including, without limitation, the General Partner, Manager and/or any other Brookfield (and/or any Fund Entity) including to secure any obligation of any Fund Entity and/or any entity investing alongside the Fund (including on a joint, several, joint and several basis).

Furthermore, in the same circumstances as set out above, the General Partner and/or Manager may (without any obligation) grant any assistance to any Brookfield Account (including any direct or indirect intermediate vehicles, hedging companies and special purpose vehicles thereof), including, but not limited to, assistance in the management and the development of such Brookfield Account and its portfolio and/or financial assistance, including, without limitation, through loans, advances, preferred equity and/or guarantees or security interests over all or part of its assets. For the avoidance of doubt, the General Partner and Manager are under no obligation to grant any such assistance and such assistance, if granted, may give rise to a conflict of interests. In addition, the Fund may enter into an unsecured line of credit with Brookfield, one of its affiliates, BWS or other entities for any such purpose.

In certain circumstances, due to separate evaluations of creditworthiness by lenders or facility providers, a portfolio company or other Fund subsidiary is expected to bear higher rates under a borrowing facility than are borne by the Fund, resulting in a potential net benefit to the Fund, or additional potential liquidity constraints or other burdens on the relevant portfolio company or Fund subsidiary.

In other circumstances, lenders and other market participants are expected to seek “cross default” rights under which the Fund will be treated as in default under the relevant facility in the event of a default by another Brookfield Account or a Brookfield affiliate relating to their respective lending or other facilities; if any such provision were to be triggered, the Unitholders could suffer adverse effects resulting from any default by any other Brookfield Account or a Brookfield affiliate, whether or not related to the Fund in which such Unitholders have invested.

By executing a subscription agreement with respect to the Fund, Unitholders will be deemed to have acknowledged and consented to Brookfield causing the Fund to enter into one or more credit facilities or other similar fund-level borrowing arrangements.

Tax-exempt Unitholders should note that the use of leverage by the Fund may create “unrelated business taxable income” (“UBTI”) to Unitholders. Such investors should see “—Risks Associated with the Fund’s Investments – UBTI & ECI; Tax Treatment of Corporations” and should consider an investment in the Feeder.

Cross-Collateralization. Additionally, the Fund expects to incur indebtedness and enter into guarantees and other credit support arrangements on a joint, several, joint and several or cross-collateralized basis (which may be on an investment-by-investment or portfolio wide basis) with any Parallel Funds, co-investment vehicles, Brookfield Accounts (including for the avoidance of doubt, BPE Lux), joint venture partners and managers of such joint venture partners. Such arrangements will not necessarily impose joint and several obligations on such other vehicles that mirror the Fund’s obligations (e.g., the Fund may provide credit enhancement through recourse to assets outside of a loan pool, whereas other vehicles may not provide such enhancement). The interest expense of any such borrowings will generally be allocated among the Fund and such other vehicles or funds pro rata (and therefore indirectly to the Unitholders pro rata) based on principal amount outstanding, but other fees and expenses, including upfront fees and origination costs, could be allocated by a different methodology, including entirely to the Fund. Furthermore, in the case of indebtedness on a joint and several or cross-collateralized basis, the Fund could be required to contribute amounts in excess of its pro rata share of the indebtedness, including additional capital to make up for any shortfall if the other joint and several obligors are unable to repay their pro rata share of such indebtedness. The Fund could lose its interests in performing Investments in the event such performing Investments are cross-collateralized with poorly performing or non-performing Investments of the Fund and such other vehicles. The Fund may also be obligated in some circumstances to reimburse co-investors for their losses resulting from cross-collateralization of their investments with the Fund’s assets that are in default. Borrowings under any such facilities (and expenses related thereto) may initially be made with respect to an investment opportunity based on preliminary allocations to the Fund and/or other Brookfield Accounts, and such preliminary allocations may be subject to change and may not take into account excuse rights, investment limits, differences among the relevant entities, and other considerations.

Leveraged Portfolio Companies. Certain of the portfolio companies in which the Fund invests are expected to be leveraged. While an investment in a leveraged portfolio company offers the opportunity for increased capital appreciation, and although the General Partner will seek to use leverage in a manner it believes is appropriate under the then-circumstances, such an investment will be subject to increased exposure to adverse economic factors such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of such portfolio company, and such portfolio company may be subject to restrictive financial and operating covenants. This leverage may result in more serious adverse consequences to such portfolio companies (including their overall profitability or solvency) in the event these factors or events occur than would be the case for less leveraged companies. This could impair such portfolio company’s ability to finance its future operations and capital needs and result in restrictive financial and operating covenants. As a result, such portfolio company’s flexibility to respond to changing business and economic conditions may be limited. If such a portfolio company is unable to generate sufficient cash flow to meet principal and/or interest payments on its indebtedness or make regular dividend payments, such portfolio company may default on its loan agreements or be forced into bankruptcy, resulting in a restructuring of such portfolio company’s capital structure or liquidation, in which case the value of the Fund’s Investment in such portfolio company could be significantly reduced or even eliminated.

Further, an adverse economic change could result in some lenders imposing more stringent restrictions on the terms of credit or a general reduction in the amount of credit available in the markets in which the Fund will seek to invest. Any negative impact from the tightening of, or adverse changes in, the credit markets may result in: (a) an inability to finance the acquisition of investments on favorable terms, if at all; (b) increased financing costs; or (c) financing with increasingly restrictive covenants. Such changes in turn may negatively impact the performance of Fund’s Investment in portfolio companies. To the extent there is a lack of readily available and reasonably priced debt financing available to potential purchasers at the time the Fund is ready to dispose of an Investment, such circumstances could materially and negatively affect the number of potential purchasers and the prices purchasers are willing to pay the Fund.

Guarantees of Portfolio Companies and/or Affiliates. The Fund may guarantee the obligations or other liabilities of Investments, co-investment vehicles, joint venture partners and/or affiliates of the Fund. As a result, if any such investment or affiliate defaults on its obligations, the Fund will be required to satisfy such obligation. In order to do so, the Fund may be required to liquidate some or all of the Investments prematurely at potentially significant discounts to fair value. In addition, the Fund, a subsidiary of the Fund or the General Partner or its affiliates may guarantee obligations or provide letters of credit or other credit support to facilitate investments, which such letters of credit or other credit support will not have any explicit limitations, and there can be no assurance that such guarantees or letters of credit will not have adverse consequences for the Fund. As a result, if any such investment or affiliate defaults on its obligations, the Fund will be required to satisfy such obligation, in which case the Fund may make a larger investment in such investment than initially expected. In order to do so, the Fund may liquidate some or all investments prematurely at potentially significant discounts to fair value. For example, in connection with certain investments, the Fund may provide a completion or performance guarantee. In such cases, the Fund may be required to indemnify the General Partner, the Manager and their employees and affiliates for any losses incurred in connection with such guarantee. Further, the party executing a completion or performance guarantee may be motivated to make decisions (e.g., decisions regarding the extension, modification and/or refinancing of the loan, etc.) that may be advantageous to the guarantor, but detrimental to the Fund and the Unitholders.

The tax treatment of guarantees is complex and could result in a recharacterization of certain guarantee transactions for tax purposes. There can be no assurances that the U.S. Internal Revenue Service (the “IRS”) would not challenge the positions that may be taken by the Fund with respect to the tax treatment of guarantees. Any such recharacterization could have an adverse impact on the U.S. federal income tax treatment of certain investors, including tax-exempt investors who may incur UBTI or non-U.S. investors who may incur “effectively connected income” (“ECI”) or income from commercial activity as defined in Section 892(a)(2) of the Code as a result of such a recharacterization.

Bundling. From time to time, multiple Brookfield Accounts will pool certain investments (an “Asset Pool”), including for the purposes of seeking a full or partial exit from one or more investments. In such circumstances an Asset Pool could be managed or controlled by Brookfield, and securities or other interests in the Asset Pool will be owned by another Brookfield Account. The consummation of any such transaction will not require consent from the applicable Brookfield Account’s advisory committee or any investors. This will create conflicts of interest. For example, in determining the proportionate interest of each Brookfield Account in the Asset Pool (or particular classes or tranches of securities or others interests in the Asset Pool), Brookfield and its affiliates will have broad discretion to determine (i) whether and to what extent such a transaction constitutes a disposition of the contributed assets for any purposes, (ii) the proportionate interest of the Fund and the other Brookfield entities in the Asset Pool (or particular classes or tranches of securities or others interests in the Asset Pool), which will require the General Partner and its affiliates to determine the relative value of assets contributed to the Asset Pool and value of securities or interests (or particular classes or tranches thereof) issued by the Asset Pool and (iii) how interests in or proceeds from the Asset Pool are attributed to Unitholders or the Fund, each of which may have a material impact on Unitholders’ returns in respect of such Investments or the Fund more generally. In making this determination, Brookfield could, but is not required to, engage or seek the advice of any third-party independent expert. However, even if such advice was sought, valuing such assets and interests and, therefore, the value of any one Brookfield Account’s interest in, or proceeds received from, any Asset Pool, will be subjective. The Fund will generally be exposed to the performance of all assets in an Asset Pool and those Investments contributed to the Asset Pool by the other Brookfield entities may not perform as well as those Investments contributed by the Fund. Accordingly, the returns of the Fund in respect of investments contributed by it may be lower than if they had not been contributed to the Asset Pool. The receipt, use and recontribution by such Asset Pools of any such proceeds shall not be considered distributions received by, or contributions made by, the Fund or the Unitholders for any purposes (including, for example, that such proceeds will not be subject to the Performance Participation Allocation, the hurdle amount or the high water mark and will not be subject to the requirements described in this Annual Report on Form 10-K with respect to the timing of distribution of proceeds) and may result in higher or lower reported returns than if such proceeds had otherwise been distributed (or deemed distributed) to the Fund or the Unitholders. All material risks known to Brookfield and associated with investing in a Brookfield Account are described in the governing documents of such Brookfield Account, and investors are urged to consult those documents.

Risks Related to The Fund’s Leverage Guideline. There is no guarantee that the Leverage Ratio of the Fund will remain equal to or below 30%. Investors should be aware that where the Fund makes an Investment and utilizes leverage at the time of acquisition, in the event that the value of the Investment decreases from the purchase price, the Leverage Ratio may increase and, where the Leverage Ratio has increased above the Leverage Guideline in such circumstances, the Fund will not be required to undertake remedial action to reduce the Leverage Ratio below the Leverage Guideline. In circumstances where the Leverage Ratio exceeds the Leverage Guideline, the Fund’s ability to secure further financing in respect of its future or existing Investments may be reduced and this may have an adverse effect on the returns of the Fund.

Differing Performance Among Classes. Performance for individual Unitholders may vary from the Fund’s overall performance as a result of the timing of a Unitholder’s admission to the Fund, the redemption or increase of any part of a Unitholder’s Units in the Fund and the Class in which they invest (including as a result of different fee structures among the Classes).

Independent Directors. Independent Directors may perform similar functions to their functions in respect of the Fund for Brookfield Accounts and may perform similar functions for, and have duties to, other organizations and businesses that may give rise to conflicts of interest. In certain cases, such Independent Directors may also be appointed to the board of portfolio companies of certain investment funds, typically in a non-executive capacity, and have other business interests that give rise to conflicts of interest with the interests of the Fund, Brookfield Accounts or one or more of their portfolio companies. The Independent Directors may also gain knowledge, expertise and information by virtue of their role with respect to one or more portfolio companies of the Fund which may benefit one or more competing organizations or businesses in respect of which the Independent Directors separately provide advice or otherwise have an interest.

Dealer-Manager. Any material adverse change to the ability of the Dealer-Manager to build and maintain a network of licensed securities broker-dealers and other agents could have a material adverse effect on the Fund’s business and the offering. If the Dealer-Manager is unable to build and maintain a sufficient network of participating broker-dealers to distribute Units in the offering, the Fund’s ability to raise proceeds through the offering and implement the Fund’s investment strategy may be adversely affected. In addition, the Dealer-Manager currently serves and may serve as dealer-manager for other issuers. As a result, the Dealer-Manager may experience conflicts of interest in allocating its time between the offering and such other issuers, which could adversely affect the Fund’s ability to raise proceeds through the offering and implement the Fund’s investment strategy. Further, the participating broker-dealers retained by the Dealer-Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as the Fund, which they may elect to emphasize to their retail clients.

The Fund is Subject to Risks in Using Custodians, Administrators and Other Agents. The Fund depends on the services of custodians, administrators and other agents to carry out certain securities transactions and administrative services for it. The terms of the Fund’s contracts with third parties surrounding securities transactions may be customized and complex, and may occur in markets or relate to products that are not subject to regulatory oversight. In the event of the insolvency of a custodian, the Fund may not be able to recover equivalent assets in full as it will rank among the custodian’s unsecured creditors in relation to assets which the custodian borrows, lends or otherwise uses.

Expense Allocations. Subject to the terms and conditions set forth in the Fund LPA, it is generally expected that the Unitholders will collectively bear the aggregate Fund Expenses of the Fund (other than the Management Fee), including the costs and expenses (including broken deal expenses from time to time and any expenses incurred in connection with webcasts, video conferencing or similar technology services utilized in connection with marketing the Units) that may be attributable to (a) a single Unitholder, any Parallel Fund, any Intermediate Entity, any Feeder Fund or any other Fund entity (each, a “Fund Entity”) through which a Unitholder may participate and (b) advising Brookfield with matters (directly or indirectly) related to the Seed Investments and implementing the structures that (directly or indirectly) facilitate the Seed Investments, including with respect to legal, tax (including annual tax reporting and accounting expenses that will be incurred as result of the Seed Investments and Brookfield’s indirect ownership of certain portfolio companies) and other structuring matters, even if (as expected) such costs solely benefit Brookfield. In particular, the costs associated with the formation and structuring of any Brookfield Investors or other investment vehicle (directly or indirectly) utilized by Brookfield with respect to the Seed Investments will be treated as a Fund Expense. As a result, a Unitholder may bear a greater amount of costs and expenses than if the costs and expenses attributable to one or more Unitholders or Fund Entities, as applicable, were specially allocated to the Unitholders actually participating in such Fund Entities. For example, the costs and expenses incurred in connection with negotiations in respect of an agreement will be borne by each Unitholder irrespective of whether such expense-bearing Unitholder partook in such negotiation or entered into any such agreement. Brookfield may establish one or more Feeder Funds for certain groups of investors. Certain expenses of a Feeder Fund (including expenses related to hedging arrangements) may be specifically allocated to such Feeder Fund; however, such expenses may, in certain circumstances, be borne in whole or in part by the Fund as the General Partner determines.

Interpretation of Governing Documents. The governing documents of the Fund establish complex arrangements among the Fund, the Unitholders, Brookfield and other relevant parties. From time to time, questions may arise regarding certain parties’ rights and obligations in certain situations, some of which may not have been contemplated upon the negotiation and execution of such documents. In some instances, the operative provisions of the governing documents may be broad, unclear, general, conflicting, ambiguous or vague and may allow for multiple reasonable interpretations. In other instances, there may not be a directly applicable provision. While Brookfield will construe the relevant provisions in good faith and in a manner consistent with its legal obligations, the interpretations used may not always be the most favorable to the Fund or the Unitholders.

Fund LPA Amendments. Except as otherwise required by law or in the Fund LPA, the Fund LPA may be amended, modified or supplemented, and any provision of the Fund LPA may be waived, by the written consent of the General Partner (without the consent of the Unitholders).

Risks upon Disposition of Investments. In connection with the disposition of certain types of Investments, the Fund may be required to make representations and warranties about the business and financial affairs of the applicable portfolio company typical of those made in connection with the sale of any business, or may be responsible for the contents of disclosure documents under applicable securities laws. The Fund may also be required to indemnify the purchasers of such portfolio company or underwriters to the extent that any such representations and warranties or disclosure documents turn out to be incorrect, inaccurate or misleading. These arrangements may result in contingent liabilities, which might ultimately have to be funded by the Fund.

Expedited Transactions. Investment analyses and decisions by the General Partner or the Manager may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the General Partner or the Manager at the time of an investment decision may be limited and the General Partner or the Manager may not have access to detailed information regarding the investment. Therefore, no assurance can be made that the General Partner or the Manager will have knowledge of all circumstances that may materially and adversely affect an investment.

Recourse to Assets. The Fund’s assets, including any Investments made by the Fund and any funds held by the Fund, are available to satisfy all liabilities and other obligations of the Fund. If the Fund becomes subject to a liability, parties seeking to have the liability satisfied may have recourse to the Fund’s assets generally and may not be limited to any particular asset, such as the asset representing the investment giving rise to the liability.

Exculpation and Indemnification. Certain exculpation and indemnification provisions contained in the Fund LPA and/or the subscription agreements may limit the rights of action otherwise available to Unitholders and other parties against the Directors, officers of the Fund, General Partner, the Manager, any of their respective affiliates and each of their respective partners, affiliates, officers, directors, employees, managers, consultants, shareholders, members and agents, and any other parties as set forth therein, subject to certain limited exceptions set forth in the Fund LPA and/or the subscription agreements. In addition, the Fund will be obligated to indemnify such persons in respect of the operations of the Fund, subject to certain limited exceptions set forth in the Fund LPA.

Required Withdrawal. The General Partner, in its discretion, may require a Unitholder to withdraw (or partially withdraw) from the Fund if such Limited Partner’s continued participation in the Fund could materially adversely affect the Fund, for example, by resulting in a violation of the Securities Act or any state, non-U.S., federal or provincial law by the Fund. Such requirements are outlined in the Fund LPA. Such required withdrawal may result in negative consequences, including the failure of such Limited Partner to recognize the full value of its investment in the Fund or receive distributions in respect of its withdrawal in a timely manner.

Claims Against Brookfield; Regulatory Investigations. Brookfield is a global asset manager with many investment strategies and offices and employees around the world. Given the broad spectrum of operations of Brookfield and its affiliates, claims (or threats of claims) and governmental investigations, examinations, requests for information, audits, inquiries, subpoenas and other regulatory or civil proceedings can and do occur in the ordinary course of its and its affiliates’ (including the Manager’s) business. Such investigations, actions and proceedings may impact the Fund, including by virtue of reputational damage to Brookfield (including the Manager), or otherwise. The unfavorable resolution of such items could result in criminal or civil liability, fines, settlements, charges, penalties or other monetary or non-monetary remedies or sanctions that could negatively impact Brookfield (including the Manager). In addition, such actions and proceedings may involve claims of strict liability or similar risks against the Fund in certain jurisdictions or in connection with certain types of activities. While Brookfield (including the Manager) has implemented policies and procedures designed to protect against non-compliance with applicable rules and regulations, there is no guarantee that such policies and procedures will be adequate or will protect Brookfield in all instances.

Risk of Brookfield Credit Event or Adverse Effect on Brookfield’s Operations. Although the Fund, the General Partner and the Manager are separate legal entities from other entities of Brookfield, in the event that Brookfield were to experience material financial distress or a downgrade in its credit rating, or if there were a change of control of Brookfield, the Fund could nonetheless be adversely affected. In that regard, financial distress, a credit rating downgrade or change of control of Brookfield or the Manager could cause the Manager to have difficulty retaining personnel, increase the potential that Brookfield would default on its commitment to invest in or alongside the Fund or otherwise adversely affect the Fund and its ability to achieve its investment objective. Such an event may also cause a default, reduction in borrowing base or other adverse effect with respect to indebtedness incurred by the Fund. Similarly, if other Brookfield Accounts were to incur substantial losses, the revenues of Brookfield may decline substantially. Such diminishment in revenues could affect the ability of Brookfield to satisfy any substantial drawdowns in respect of its commitment to invest in or alongside the Fund. If Brookfield were to default on such commitment, such default may cause the Fund to default on its borrowing obligations, adversely affecting the Fund and the Unitholders.

Adverse Publicity. Each of the Fund, the General Partner and the Manager face the risk of negative publicity, including in matters such as labor disputes and adverse environmental attention, as well as matters arising out of municipal and federal government scrutiny both in the United States and globally. Additionally, portfolio company employees and Brookfield employees could pursue claims against Brookfield or the Fund, which may draw negative publicity, as well as negative news media attention. Such adverse publicity may have a material effect on the Manager’s ability to source investments or for the Fund to meet its investment objective.

Follow-On Investments. The Fund may be called upon to provide follow-on funding for its portfolio companies or have the opportunity to increase its Investment in such portfolio companies or to fund additional Investments through such company. These follow-on Investments may be required for a portfolio company to satisfy working capital requirements or acquisition strategies, or to take advantage of opportunities to increase its market share or reach other corporate milestones. There can be no assurance that the Fund will wish to make follow-on Investments (whether for diversification, legal, tax, regulatory, accounting or other reasons) or that it will have sufficient funds to do so. To the extent the Fund has insufficient available capital, the Fund may not be able to participate pro rata alongside the Brookfield Accounts in any particular follow-on Investment. Brookfield may, in its sole discretion, permit one or more of the Brookfield Accounts or other persons to participate in such follow-on Investment in lieu of the Fund, which is expected to result in dilution to the interests of the Fund in such Investment and may give rise to other significant risks and conflicts of interest. Alternatively, if the other Brookfield Accounts participating in the applicable investment have insufficient capital or are otherwise unable to participate in a follow-on Investment, the Fund’s participation in such investment may be disproportionate to its original participation, which may also give rise to significant conflicts of interest. There can be no assurances that such conflicts will be resolved in favor of the Fund. Any decision by the Fund not to make a follow-on Investment or its inability to make a follow-on Investment may have a substantial negative impact on the original investment and may result in missed opportunities for the Fund or may result in the dilution of such investment (in the event alternative capital is used to satisfy such additional funding needs). In certain circumstances, a follow-on Investment may arise because of an adverse development at an investment and the funding of such follow-on Investment may not necessarily address such development, and could potentially result in an increased loss by the Fund in respect of such investment. Subject to any applicable limitations noted in “—Allocation of Investment Opportunities” or in the Fund LPA, another Brookfield Account may invest in any Follow-On Investment in lieu of, or alongside, the Fund. Additionally, if the Fund makes a follow-on Investment, there is no assurance that such follow-on Investment will be successful. Finally, the tax consequences to investors of a follow-on Investment will likely be determined, at least in part, by the investment structure of the investment previously made by the Fund. Such tax consequences may adversely impact investors due to changes to U.S. or non-U.S. tax laws that are made after the Fund’s original investment but before a follow-on Investment is made.

In the event that an initial Investment in a portfolio company was shared between the Fund, other Brookfield Accounts and/or other third parties, and a follow-on Investment opportunity arises with respect to such initial Investment, the follow-on Investment will not necessarily be made in the same proportions as the initial Investment (including for reasons such as (i) the relevant entities having different views as to the desirability of the follow-on Investment or different amounts of available capital)), (ii) the follow-on Investment opportunity having a different investment profile or attributes less suited to the relevant entities, or (iii) a Brookfield Account having participated in the applicable initial Investment in support of the Fund and determining that similar support is not needed or appropriate in respect of the applicable follow-on Investment. In such cases, one or more such entities’ interest in such initial Investment will be diluted at a valuation that will be determined by the General Partner or an affiliate thereof. There may be differing views as between the entities being diluted, on the one hand, and the entities being accreted, on the other hand, regarding such valuation. See also “—Valuation Risk” above and “—Decisions Made and Actions Taken That May Raise Potential Conflicts of Interest —Determinations of Value” below. It is also possible that such a follow-on Investment may be made in a part of a portfolio company’s capital structure that is different from the part of such portfolio company’s capital structure in which the initial Investment was made.

The Fund may or may not receive compensation or interest for making a follow-on Investment on behalf of co-investors or other Brookfield Accounts and, to the extent such amounts are held on the Fund’s credit facility, the Fund may be responsible for any interest payments payable in respect thereof. In the event that co-

investors or other Brookfield Accounts fail to acquire, or determine not to acquire, their portion of a follow-on Investment from the Fund, the Fund may have an allocation that may be larger than originally anticipated. See “—Conflicts Relating to Investment by Other Brookfield Accounts—Investments with Related Parties” below.

Proxy Statements, Unitholder Proposals and Other Matters. Unitholders are not entitled to nominate or vote in the election of the Fund’s directors. Accordingly, the Fund is not required to file proxy statements or information statements under Section 14 of the Exchange Act except in those limited circumstances where a vote of Unitholders is required under the Fund LPA or Delaware law. Moreover, Unitholders are not able to bring matters before meetings of Unitholders or nominate directors at such meeting, nor are they generally able to submit Unitholder proposals under Rule 14a-8 of the Exchange Act.

Exclusive Delaware Jurisdiction. The Fund LPA designates the courts of the State of Delaware, and to the extent subject matter jurisdiction exists, the United States District Court for the District of Delaware, as the exclusive forum for any action or proceeding against the parties relating in any way to the Fund LPA. Any person or entity purchasing or otherwise acquiring Units shall be deemed to have notice of and to have consented to the forum provision in the Fund LPA. Unitholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder as a result of the forum selection provisions in the Fund LPA. This forum selection provision may limit a Unitholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with Brookfield or the Fund’s directors and officers or other Unitholders, which may discourage such lawsuits. The validity of the forum selection provision could be challenged and a court could rule that such provision is inapplicable or unenforceable. If a court were to find this provision of the Fund LPA inapplicable or unenforceable with respect to one or more types of actions or proceedings, the Fund may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect the Fund’s business, financial condition and results of operations and result in a diversion of the time and resources of the General Partner and the Manager and the Fund’s directors and officers.

U.S. Dollar Denomination of Units. Units are denominated in U.S. dollars. Investors subscribing for Units in any country in which U.S. dollars are not the local currency should note that changes in the value of exchange between U.S. dollars and such currency may have an adverse effect on the value, price or income of the investment in the Fund to such investor. There may be non-U.S. exchange regulations applicable to investments in non-U.S. currencies in certain jurisdictions where the Fund’s Memorandum is being issued. The fees, costs and expenses incurred by Unitholders in converting their local currency to U.S. dollars (if applicable) will be borne solely by such Unitholder. Each prospective investor should consult with its own counsel and advisors as to all legal, tax, financial and related matters concerning an investment in Units.

Litigation. Litigation can and does occur in the ordinary course of the management of an investment portfolio. The Fund may be engaged in litigation both as a plaintiff and as a defendant. This risk is somewhat greater where the Fund exercises control or significant influence over an investment entity’s direction, including as a result of board participation. Such litigation can arise as a result of issuer default, issuer bankruptcies, board participation and/or other reasons. In certain cases, such issuers may bring claims and/or counterclaims against the Fund, the General Partner, the Manager and/or their respective principals and affiliates alleging violations of securities laws and other typical issuer claims and counterclaims seeking significant damages. The expense of defending against claims made against the Fund, the General Partner, the Manager and/or their respective principals and affiliates by third-parties and paying any amounts pursuant to settlements or judgments would be borne by the Fund to the extent that (a) the Fund has not been able to protect itself through indemnification or other rights against the investment entity, (b) the Fund is not entitled to such protections or (c) the investment entity is not solvent. The Manager, the General Partner and others may be indemnified by the Fund in connection with such litigation, subject to certain conditions.

The outcome of any proceedings involving the Fund, its portfolio companies and/or the Investments may materially adversely affect the Fund and may continue without resolution for long periods of time. Any litigation may consume substantial amounts of the General Partner’s time and attention, and that time and the devotion of these resources to litigation may, at times, be disproportionate to the amounts at stake in the litigation. Under the Fund LPA, the Fund will generally be responsible for indemnifying the General Partner and related parties for costs they may incur with respect to such litigation not covered by insurance.

Third-Party Advice. The Fund, the General Partner and the Manager may utilize the services of attorneys, accountants, custodians, fund administrators and other consultants in their operations. The Fund, the General Partner and the Manager generally rely upon such service providers for their professional judgment with respect to legal, tax, accounting, operational, regulatory and other matters. Nevertheless, there exists a risk that such service providers may provide incorrect advice from time to time or may otherwise make errors when providing services. None of the Fund, the General Partner or the Manager will generally have any liability to the Unitholders for any reliance upon such advice or services. Service providers will be selected by the General Partner or the Manager on behalf of the Fund with due care and consistent with their obligations under applicable law. Notwithstanding the foregoing, the Fund may bear the risk of any errors or omissions by such service providers. Additionally, subject to certain limitations, the Fund may be required to exculpate and indemnify such service providers for any losses incurred. See also “—Cybersecurity Risk” below and “—Decisions Made and Actions Taken That May Raise Potential Conflicts of Interest—Service Providers.” Whenever the General Partner, the Manager or Brookfield makes a determination or uses its discretion, unless otherwise indicated, it shall do so in its sole and absolute discretion.

Cybersecurity Risk. The General Partner, the Manager, the Fund’s Investments and any of their respective service providers and other market participants increasingly depend on complex information technology and communications systems to conduct business functions. For example, the Fund expects to provide Unitholders all statements, reports, notices, updates, requests and any other communications required under the Fund LPA in electronic form, such as e-mail or posting on the Fund’s web-based reporting site or other Internet service, in lieu of or in addition to sending such communications as hard copies via fax, mail or in person. These systems are subject to a number of different threats or risks that could adversely affect the Fund and the Unitholders, despite the efforts of the General Partner, the Manager, the Fund’s Investments and any of their respective service providers to adopt technologies, processes and practices intended to mitigate these risks and protect the security of their computer systems, software, networks, e-mail and other technology assets, as well as the confidentiality, integrity and availability of information belonging to the Fund and the Unitholders. Cyber incidents refer to both intentional attacks and unintentional events including: processing errors, human errors, technical errors including computer glitches and system malfunctions, inadequate or failed internal or external processes, market-wide technical-related disruptions, unauthorized access to digital systems (through “hacking” or malicious software coding), computer viruses, and cyber-attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality (including denial of service attacks). For example, unauthorized third parties may attempt to improperly access, modify, disrupt the operations of or prevent access to the systems of the General Partner, the Manager, the Fund’s Investments, or any of their respective service providers or counterparties or data within those systems without the knowledge of system users. Third parties may also attempt to fraudulently induce employees, customers, third-party service providers or other users of the General Partner’s, the Manager’s, the Fund’s Investments’ or any of their respective service providers’ systems to disclose sensitive information in order to gain access to their data or that of the Fund’s investors. A successful penetration or circumvention of the security of the General Partner, the Manager, the Fund’s Investments’ or any of their respective service providers’ systems could result in the loss or theft of a Unitholder’s data or funds, the inability to access electronic systems, disruption of its business, loss or theft of proprietary information or corporate data, physical damage to a computer or network system or costs associated with system repairs. Such incidents could cause the Fund, the General Partner, the Manager, the Fund’s Investments or any of their respective service providers to incur regulatory penalties, reputational damage, additional compliance costs associated with corrective measures, liability to clients or third parties, regulatory intervention or financial loss. The Fund, the General Partner and the Manager make no assurances, representations or warranties in relation to these matters, and have not obtained representations or warranties in relation to these matters from all of their respective service providers. In addition, the General Partner, the Manager, the Fund’s subsidiaries and each of their respective affiliates reserve the right to intercept, monitor and retain e-mail messages to and from its systems as permitted by applicable law. Substantial costs may be incurred in order to prevent any cyber incidents in the future. While the Fund’s service providers have established business continuity plans in the event of, and risk management systems to prevent, such cyber incidents, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, the Fund cannot control the cybersecurity plans and systems put in place by its service providers or any other third parties whose operations may affect the Fund. In addition, jurisdictions in which Brookfield operates have recently adopted or are considering adopting laws that include stringent operational requirements for entities processing personal information and significant penalties for non-compliance, such as the EU General Data Protection Regulation (the “EU GDPR”), the UK General Data Protection Regulation (the “UK GDPR”), California Consumer Privacy Act (as amended by the California Privacy Rights Act , the “CCPA”), the New York SHIELD Act, and a range of effective and proposed additional laws at the U.S. federal and state level.

Electronic Disclosure. The Fund, the General Partner and the Manager may (unless stated to the contrary in the Fund LPA and/or any written agreement with a Unitholder) provide (a) each Unitholder with (i) statements, reports and other communications relating to the Fund, (ii) notices and communications required or contemplated to be delivered to such Unitholder by the Fund, the General Partner, the Manager or any of their respective affiliates, (iii) notices and communications relating to the General Partner and the Manager (including the Manager’s Form ADV, Part 2, privacy policy and any other communication required under the Advisers Act or otherwise) and (iv) funding notices, distribution notices, and any other requests, demands or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to such Unitholder under the Fund LPA with such Unitholder or (b) prospective investors with materials in connection with marketing and offering of the Fund in electronic form, such as e-mail or posting on the Fund’s web-based reporting site or other Internet service, in lieu of or in addition to sending such communications as hard copies via fax, mail or in-person.

There are certain costs (e.g., software) and possible risks (e.g., slow downloading time and system outages) associated with electronic delivery. Moreover, the General Partner cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from any computer viruses or related problems that may be associated with the use of an Internet-based system. E-mail messages are not secure and may contain computer viruses or other defects, may not be accurately replicated on other systems, or may be intercepted, deleted or interfered with or without the knowledge of the sender or the intended recipient. The Fund, the General Partner and the Manager make no assurances, representations or warranties in relation to these matters. The General Partner and Brookfield reserve the right to intercept, monitor and retain e-mail messages to and from its systems as permitted by applicable law. See also “—Cybersecurity Risk” above.

Similar types of operational and technology risks are also present for portfolio companies, which could have material adverse consequences for such portfolio companies, and may cause the Fund’s Investments to lose value.

Social Media Risks. The increasing use of social media platforms presents new risks and challenges that may impact the Fund’s portfolio companies. In recent years, there has been a notable increase in the influencer industry and the use of social media platforms, including blogs, chat platforms, social media websites and apps and other forms of Internet-based communications which facilitate direct access to a broad audience of consumers and other interested persons. The rising popularity of such platforms and other consumer-oriented technologies has increased the speed and accessibility of information and mis-information dissemination. Many social media platforms immediately publish the content their subscribers and participants post often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to the interests of Brookfield or the portfolio companies. The dissemination of negative or inaccurate information related to Brookfield or the portfolio companies via social media could harm their business, reputation, financial condition, and results of operations, which could adversely affect the Fund’s portfolio companies and, due to reputational considerations, may influence the Manager’s decision as to whether to remain invested in such portfolio companies.

Charitable and Political Contributions. To the fullest extent permitted by law, Brookfield and/or its affiliates may make contributions to charitable initiatives, or other non-profit organizations that Brookfield and/or its affiliates believes could, directly or indirectly, improve the value of the Fund’s Investments, assist in completing an acquisition of an Investment or other transaction, serve a business purpose for, or benefit, the Fund or its portfolio companies. Such contributions could be designed to benefit employees of the Fund’s portfolio companies, the community in which the Fund’s portfolio companies operate or a charitable cause essential to, or consistent with, the business purpose of the Fund’s portfolio companies. In some instances, such charitable initiatives could be affiliated with, related to or sponsored by current or former employees of Brookfield and/or its affiliates or other persons associated with the Fund’s portfolio companies, Brookfield and its affiliates, or other clients of Brookfield and its affiliates. These relationships could influence the contributions made. Also, in certain instances, Brookfield could, from time to time, select a service provider or other counterparty to the Fund or its Investments based, in part, on the charitable initiatives of such person where

Brookfield believes such charitable initiatives could, directly or indirectly, enhance the value of the Fund’s Investments or otherwise be beneficial to the Fund’s portfolio companies.

To the fullest extent permitted by law, the Fund’s portfolio companies and/or, less commonly, the Fund or its affiliates on behalf of the Fund’s portfolio companies may, in the ordinary course of their business, make political contributions to candidates for elected office or political organizations, elected officials, hire lobbyists or engage in other permissible political activities in U.S. or non-U.S. jurisdictions with the intent of furthering their business interests or otherwise. In connection with these activities, the Fund’s portfolio companies may not be subject to the relevant compliance policies that apply to Brookfield and/or its affiliates and such activities may be undertaken without the knowledge or direction of Brookfield. In other circumstances, there may be initiatives where such activities are coordinated by Brookfield for the benefit of one or more of the Fund’s portfolio companies or for the benefit of Brookfield. In certain circumstances, a portfolio company’s interests may not align with or even be adverse to the interests of the Fund, Brookfield and/or its affiliates or the Unitholders. When undertaken by one of the Fund’s portfolio companies, the costs of such activities will typically be borne by such portfolio company (and thus indirectly by the Fund). Such activities could also directly or indirectly benefit other portfolio companies of the Fund or Brookfield.

Any such charitable contributions or political contributions made by the Fund and/or its portfolio companies, if material, could affect the Fund’s performance. There can be no assurance that any such activities will actually benefit or improve the value of the Fund, or that Brookfield will be able to resolve any associated conflicts of interest in favor of the Fund. Further, investors may disagree with the charitable or policy goals of these activities.

Written Agreements with Unitholders. The General Partner, on behalf of the Fund, may, from time to time, enter into written agreements with one or more Unitholders which have the effect of establishing rights under, or altering or supplementing the terms of the Fund LPA or such Unitholder’s subscription agreement. Certain of such Unitholders may have other relationships with Brookfield. As a result of such written agreements, certain Unitholders may receive additional benefits which other Unitholders will not receive or have the ability to review. Except as required by applicable law, the General Partner may not be required to notify any or all Unitholders of any such written agreements or any of the rights or terms or provisions thereof, and may not be required to offer such additional or different rights or terms to any or all Unitholders.

In addition, the General Partner may enter into agreements with one or more Unitholders involving a Unitholder’s broader relationship with Brookfield, which may include one or more strategies in addition to the Fund’s strategy and/or certain co-investments alongside the Fund. Such an agreement may contain terms and conditions applicable to such Unitholder that would not apply to a Unitholder’s investment solely in the Fund. Such an agreement may involve an investor agreeing to make a commitment to multiple Brookfield Accounts and/or receiving access to certain co-investment opportunities alongside the Fund and/or other Brookfield Accounts, and may include Brookfield granting certain preferential terms to such Unitholders, including blended fee and carried interest rates that are lower than those applicable to the Fund when applied to the entire strategic partnership. Other Unitholders will generally not receive disclosure of the terms of such agreements or the right to benefit from them. Certain of such strategic partnerships may involve a Brookfield Account pursuant to which an investor invests in or alongside the Fund as well as participate in other Brookfield Accounts, strategies or co-investments to be made alongside the Fund and/or other Brookfield Accounts. Brookfield may grant certain preferential terms to such investor via any such Brookfield Account, including fee and carried interest rates (on a blended basis or otherwise) that are lower than those applicable to the Fund. Other Unitholders will generally not receive disclosure of the terms of such agreements or the right to benefit from them.

The General Partner, on behalf of the Fund, may enter into such written agreements with any Unitholder as the General Partner may determine in its sole and absolute discretion at any time. Accordingly, the other Unitholders will have no recourse against the Fund or any of its respective affiliates in the event that certain Unitholders receive additional or different rights or terms as a result of such written agreements. The Fund will generally bear the expenses of administering written agreements and other Unitholder specific requests.

Dependence on Third-Party Sub-Administrators. The Fund expects to enter into, and may otherwise be bound from time to time with respect to, a services agreement with a third-party sub-administrator. Any such sub-administrator may perform certain administrative, accounting and reporting services for or related to the

Fund. If engaged, the Fund would depend on the services provided by any such sub-administrator in order to comply with certain reporting and other obligations set forth in the Fund LPA. The General Partner intends to monitor any such sub-administrator and its performance. However, there is no assurance that such sub-administrator will comply with its obligations to the Fund or that the Fund will be able to recover in full any damages caused by any failure of such administrator to comply with such obligations, including as a result of such administrator’s bankruptcy, lack of liquidity, operational failure or otherwise. Unitholders will not have the ability to bring a direct claim against any such administrator and, to the extent that such administrator is performing obligations of the General Partner or its affiliates, the Fund LPA includes exculpation and indemnification provisions that will limit the circumstances under which the General Partner and its affiliates can be held liable to the Fund. The Fund would pay all fees payable to any such administrator with respect to the services for or related to the Fund. In addition to the payment of the fees, the Fund would reimburse any such administrator for any out-of-pocket expenses and other amounts agreed to with such administrator. Under the services agreement, the Fund may agree to indemnify and hold harmless any such administrator and its related parties.

Certain Tax Risks. The tax (including, U.S. federal income tax) consequences arising from an investment in the Fund are highly complex and may vary significantly depending on each Unitholder’s specific circumstances. In particular, all prospective investors in the Fund should be aware that they may, and investors that are subject to U.S. tax will, be taxed annually on the Fund’s income and realized gains, if any, whether or not they receive any cash distributions from the Fund. Because of the nature of the Fund’s investment activities, the Fund is expected to generate taxable income in excess of cash distributions to the Unitholders, including as a result of annual taxable income inclusions from “passive foreign investment companies” in which the Fund is expected to invest and elect to treat as a “qualified electing fund” under the Code. In addition, to the extent that income or cash from a Liquidity Event is received by or distributed to the Fund and utilized to redeem the Class B-1 Unitholders, such event or distribution may generate taxable income at the Fund level without a corresponding distribution of cash to other investors.

The Fund’s Investments are expected to generate a mix of ordinary income, capital gains, interest, and dividends, and may give rise to deductions or losses the use of which is subject to complex limitations, and incremental U.S. federal, state, local, or non-U.S. tax filings. In addition, the Fund may realize short-term and long-term gains and losses at any time and in any amounts without regard to whether they are treated as short- or long-term for tax purposes.

An investment in the Fund may involve complex tax considerations, and there may be delays in distributing important tax information to investors (including the distribution of U.S. Schedule K-1s or their equivalent). In addition, the Fund may take positions with respect to certain tax issues that may be uncertain. For instance, the Fund’s NAV may be calculated by ignoring contingent tax liabilities of certain Intermediate Entities that are not expected to be recognized due to the expected structure of the divestment of the associated underlying investment. However, there can be no assurances that such underlying investment will be disposed of in the manner anticipated.

Financial and Tax Situation. The results of the Fund’s activities may affect individual Unitholders differently, depending upon their individual financial and tax situations because, for instance, of the timing of a cash distribution or of an event of realization of gain or loss and its characterization as long-term or short-term gain or loss. The General Partner will endeavor to make decisions in the best interest of the Fund as a whole, but there can be no assurance that a result will not be more advantageous to some Unitholders compared to other Unitholders, or to the General Partner compared to any particular Unitholder.

Changes in Tax Law. Each prospective investor should be aware that tax laws and regulations are changing on an ongoing basis, and such laws and regulations may be changed with retroactive effect and may directly or indirectly subject the Fund and/or the Unitholders to increased tax liabilities or have other adverse effects, including requiring Unitholders to provide certain additional information to the Fund. Moreover, the interpretation and application of tax laws and regulations by certain tax authorities may not be clear, consistent or transparent. Uncertainty in the tax law may require the accrual of potential tax liabilities even in situations where the Fund or the Unitholders do not expect to be ultimately subject to such tax liabilities. Moreover, accounting standards or related tax reporting obligations may change, giving rise to additional accruals or other obligations.

Taxation of the Fund in Non-U.S. Jurisdictions. The Fund or its Unitholders could be subject to tax and/or tax filing obligations in non-U.S. jurisdictions in which the Fund invests. In addition, proceeds from investments held by the Fund could be reduced by withholding taxes or other taxes imposed by non-U.S. jurisdictions in which the Fund invests, and there can be no assurance that U.S. tax credits may be claimed with respect to such non-U.S. taxes incurred.

FATCA. Under FATCA, all entities in a broadly defined class of foreign financial institutions (“FFIs”) must comply with a complicated and expansive reporting regime or be subject to a 30% U.S. withholding tax on certain U.S. payments and non-U.S. entities which are not FFIs must either certify they have no substantial U.S. beneficial ownership or report certain information with respect to their substantial U.S. beneficial ownership or be subject to a 30% U.S. withholding tax on certain U.S. payments. FATCA also contains complex provisions requiring participating FFIs to withhold on certain “foreign passthru payments” made to nonparticipating FFIs and to holders that fail to provide the required information. The definition of a “foreign passthru payment” is still reserved under the current regulations, however the term generally refers to payments that are from non-U.S. sources but that are “attributable to” certain U.S. payments described above. Withholding on these payments is not set to apply before the date that is two years after the definition of “foreign passthru payment” is published in the Federal Register. In general, non-U.S. investment fund entities, such as underlying entities in which BPE may invest, are expected to be considered FFIs. The reporting requirements imposed under FATCA require FFIs to enter into agreements with the IRS to obtain and disclose information about certain investors to the IRS or, if subject to an IGA, register with the IRS and comply with the reporting requirements regime of the IGA and any implementing legislation enacted thereunder. IGAs are generally intended to result in the automatic exchange of tax information through reporting by an FFI to the government or tax authorities of the country in which such FFI is domiciled, followed by the automatic exchange of reported information with the IRS. BPE intends that any non-U.S. partnership that constitutes an FFI would comply, to the extent reasonably practicable, with the reporting requirements to avoid the imposition of the withholding tax, but if such FFI does not do so (because, for example, investors fail to provide the required information), certain payments made to any such FFI may be subject to a withholding tax, which would reduce the cash available to investors. Further, these reporting requirements may apply to underlying entities in which BPE invests, and BPE may not have control over whether such entities comply with the reporting regime. Such withheld amounts that are allocable to a Unitholder may be deemed to have been distributed to such Unitholder to the extent the taxes reduce the amount otherwise distributable to such Unitholder. Potential investors should consult their own tax advisors regarding all aspects of FATCA as it affects their particular circumstances.

Publicly Traded Partnership. The Fund and the Feeder intend to operate in a manner to enable each to be taxable as a partnership for U.S. federal income tax purposes, and may rely on the “qualifying income” exception to treatment as a “publicly traded partnership” taxable as a corporation for U.S. federal income tax purposes. The tax rules governing partnerships, publicly traded partnerships, and the “qualifying income exception” are complex and subject to change. Given the highly complex nature of the rules governing partnerships and the Investment Company Act, the ongoing importance of factual determinations, the lack of direct guidance with respect to the application of tax laws to the activities the Fund is undertaking and the possibility of future changes in its circumstances, it is possible that the Fund or the Feeder will not so qualify for any particular year. If the Fund or the Feeder were treated as a corporation for U.S. federal income tax purposes, material adverse U.S. federal income tax consequences could result for Unitholders.

Partnership Audits. U.S. federal income taxes arising from an IRS audit of the Fund or the Feeder will be paid by the Fund or the Feeder, as applicable, unless such entity qualifies for and affirmatively elects an alternative procedure. However, there can be no assurances that the Fund or the Feeder will be eligible to make such an election or that it will, in fact, make such an election. In addition, a “partnership representative” will have the power to act on behalf of the partnership and its partners in all IRS audits and other proceedings involving the Fund’s the Feeder’s U.S. federal income, loss, deductions and credits.

UBTI & ECI; Tax Treatment of Corporations. Tax-exempt U.S. Unitholders should be aware that they may be subject to U.S. federal income tax (and possibly state and local income tax) with respect to their share of such income and gain from the Fund that is treated as UBTI. In addition, an investment in the Fund by a non-U.S. Unitholder may result in such Unitholder recognizing and being required to report income that is ECI. Non-U.S. Unitholders must generally file U.S. federal income tax returns and pay U.S. federal income tax with respect to ECI of the Fund allocable to them. Regardless of whether the Fund’s activities constitute a trade or business, under provisions added to the Code by the Foreign Investment in Real Property Tax Act of 1980, gain derived by the Fund from the disposition of U.S. real property interests (including interests in certain entities owning U.S. real property interests) is generally treated as ECI. Thus, non-U.S. Unitholders that invest in the Fund should be aware that a portion of the Fund’s income and gain from its U.S. investments may be treated as ECI and thus may cause the non-U.S. Unitholders to be subject to U.S. federal income tax (and possibly state and local income tax), as well as U.S. federal income tax return filing obligations, with respect to their share of such income and gain. The Fund has no obligation to minimize UBTI or ECI.

Although the Feeder believes any entity through which it indirectly holds its interest in the Fund that elects to be classified as a corporation for U.S. federal income tax purposes, whether formed in a U.S. or non-U.S. jurisdiction (each a “Corporation”), if formed, should be respected, it is possible the IRS could seek to disregard any Corporation for UBTI or ECI purposes, which could result in the debt-financed property or other UBTI rules being applied to tax-exempt U.S. Unitholders directly or the ECI rules being applied to non-U.S. Unitholders directly.

Use of Corporate Intermediate Entities. Certain assets of the Fund are expected to be held through one or more Corporations (including, in order to streamline tax reporting to investors, U.S. Corporations) which are expected to be subject to U.S. corporate federal (and applicable state and local) income tax. Thus, significant incremental tax may be incurred from the use of such entities. Prospective investors should consult their own tax advisors regarding the foregoing.

REGULATORY RISKS RELATING TO AN INVESTMENT IN THE FUND

Investment Company Act Considerations. The Fund currently intends to rely upon the exclusion from the definition of “investment company” set out in Section 3(c)(7) of the Investment Company Act. Reliance on Section 3(c)(7) of the Investment Company Act requires, among other things, that each purchaser be a “qualified purchaser.” A “qualified purchaser,” as such term is defined in the Investment Company Act, including the rules and regulations thereunder, includes a natural person who owns not less than $5 million in investments or a company, acting for its own account or the accounts of other qualified purchasers, that owns and invests on a discretionary basis not less than $25 million in investments, and certain trusts. The Fund’s subscription agreements and the Fund LPA will contain representations and restrictions on transfer designed to assure that the foregoing conditions are met. Further, Brookfield intends to operate such that none of the Fund, the Feeder, or any Parallel Fund will be required to register as investment companies under the Investment Company Act.

If the Fund is required to register as an investment company under the Investment Company Act, the Fund would become subject to substantial regulation with respect to its capital structure (including the ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit the Fund’s ability to make certain investments and require it to significantly restructure its business plan, which could materially adversely affect the Fund’s NAV and its ability to pay distributions to Unitholders.

Certain Reporting Obligations Not Applicable to Private Companies. The Fund is subject to regulations not applicable to private companies, such as the Exchange Act and provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect the Fund.

The Fund has filed a Registration Statement on Form 10 with the SEC voluntarily to establish the Fund as a reporting company under the Exchange Act. The Fund is required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act. The Fund will make available to its Unitholders annual reports containing audited financial statements, quarterly reports, and such other periodic reports as the Fund determines to be appropriate or as may be required by law. Unitholders and the public may access the Fund’s public filings at https://www.sec.gov/ or obtain information by calling the SEC at (202) 551-8090.

The Fund is subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Management may be required to report on the Fund’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act by the time the Fund files its second annual report on Form 10-K. The Fund is required to review on an annual basis its internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in its internal control over financial reporting. As a new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact the Fund’s financial performance and its ability to make distributions. This process also will result in a diversion of the management’s time and attention. The Fund cannot be certain of when its evaluation, testing and remediation actions will be completed or the impact of the same on its operations. In addition, the Fund may be unable to ensure that the process is effective or that its internal controls over financial reporting are or will be effective in a timely manner. In the event that the Fund is unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, the Fund may be adversely affected.

The Fund’s independent registered public accounting firm will not be required to attest to the effectiveness of its internal control over financial reporting until there is a public market for its Units, which is not expected to occur.

Regulatory Risks. As an affiliate of Brookfield, which has regulated activities, the Fund and its activities may be subject to certain limitations that may not be applicable to an investor unaffiliated with a regulated entity. The Fund may also be subject to certain restrictions when considering investments or other business activities in regulated industries because of the impact of these investments on Brookfield. As a result, the General Partner may restrict or limit transactions or exercise of rights for the Fund or limit the amount of voting securities purchased by the Fund or restrict the type of governance rights it acquires or exercises in connection with its investments in regulated industries. In addition, regulatory changes in applicable laws or regulations, or in the interpretations of these laws and regulations could occur during the term of the Fund that may materially and adversely affect the Fund, for example, by resulting in increased compliance costs or the need for additional capital expenditures. Failure to comply with these requirements could subject a portfolio investment to civil or criminal liability and the imposition of fines. These changes could result in increased costs to Brookfield’s or the Fund’s operations.

Potential Risks Arising from Foreign Investments. Current laws and regulations in various jurisdictions give heads of state and regulatory bodies the authority to block or impose conditions with respect to acquisitions of, and investments in, local entities by foreign persons if that acquisition or investment threatens to impair national or economic security or is otherwise deemed undesirable. In addition, many jurisdictions restrict foreign investment by taking steps including but not limited to placing limitations on foreign investment, implementing investment screening or approval mechanisms, and restricting the employment of foreigners as key personnel. In addition, a number of U.S. states are passing and implementing state laws prohibiting or otherwise restricting the acquisition of interests in real property located in the state by foreign persons (“Foreign Ownership Laws”).

In some cases, the Fund’s investments involving a U.S. business (including a U.S. branch or subsidiary of a company domiciled outside of the United States) may be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”). In the event that CFIUS or any non-U.S. equivalent thereof reviews one or more investments or in the event that Foreign Ownership Laws apply to a particular investment, there can be no assurance that the Fund will be able to maintain or proceed with such investments on terms that are acceptable to the General Partner.

CFIUS may recommend that the U.S. President block such transactions, or CFIUS may impose conditions on such transactions, certain of which may materially and adversely affect the Fund’s ability to execute its investment strategy. Additionally, CFIUS or any non-U.S. equivalent thereof may seek to impose limitations on one or more such investments that may prevent the Fund from maintaining or pursuing investment opportunities that the Fund otherwise would have maintained or pursued which could adversely affect the performance of the Fund’s investment in such portfolio investments and thus the performance of the Fund. Legislation to reform CFIUS was signed into law on August 13, 2018, and final regulations implementing this legislation were enacted in 2020. The legislation and its implementing regulations, among other things, expand the scope of CFIUS’s jurisdiction to cover more types of transactions and empower CFIUS to scrutinize more closely investments in U.S. “critical infrastructure,” “critical technology,” and “sensitive personal data” companies, including investments involving foreign Unitholders that may be deemed “non-passive.” These reforms could impact the ability of non-U.S. Unitholders to participate in the Fund’s investments, which may impair the Fund’s ability to execute its investment strategy. They could also increase the number of transactions involving the Fund that would be subject to CFIUS review and investigation as well as the timing and substantive risks described above. The outcome of CFIUS’s and other foreign direct investment processes may be difficult to predict, and there is no guarantee that, if applicable to a portfolio company, the decisions of CFIUS would not adversely impact the Fund’s investment in such entity. As described in “–Compulsory Redemption” above, the Fund may require certain Unitholders to redeem their Units, for example where their participation is at risk of jeopardizing the Fund’s ability to successfully acquire, hold, operate, sell, transfer, exchange, pledge or dispose of a prospective portfolio investment in light of legal, regulatory or other similar considerations. See also “–Impact of Sanctions on Unitholders and/or Jurisdictions in which the Fund Invests”.

In response to mounting national security concerns regarding foreign ownership of U.S. land, several U.S. states have recently enacted or proposed Foreign Ownership Laws in an effort to limit foreign ownership of real property. These Foreign Ownership Laws may impact the ability of non-U.S. Unitholders to participate in the Fund’s investments, which may impair the Fund’s ability to execute its investment strategy. Across the United States, additional proposals to limit foreign ownership of real property are currently working their way through the legislative process, and it is expected that many such proposals will become law in the near future.

These laws could limit the Fund’s ability to invest in certain entities or impose burdensome notification requirements, operational restrictions, or delays in pursuing and consummating transactions. The effect of such laws could also result in the Fund excluding (in whole or in part) the participation of certain Unitholders from certain transactions. As a result, other Unitholders may be required to provide additional capital to make the investment and would have a larger pro rata share than if all the Unitholders had participated.

The Fund’s investments outside of the United States may also face delays, limitations, or restrictions as a result of notifications made under and/or in compliance with these legal regimes and rapidly-changing agency practices. Other countries continue to establish and/or strengthen their own national security investment clearance regimes, including in response to U.S. encouragement of other countries to impose CFIUS-like regulations on foreign investment in certain sectors and assets on national security grounds. These regulatory regimes could have a corresponding effect of limiting the Fund’s ability to make investments in such countries. Examples include:
•India: In April 2020, the Government of India issued Press Note No. 3 (2020 Series), which updated the country’s existing national security regime such that any foreign investment (i) by or from an entity of any country that shares its land border with India or (ii) whose beneficial owner of an investment into India is situated in, or is a citizen of, any country that shares its land border with India, can only be made with prior approval of the Government of India. Further clarity is awaited from the Government of India on what constitutes beneficial ownership, but the application of this rule may inhibit the Fund’s ability to consummate investments involving India. As a result, the Fund may incur significant delays and costs or be altogether prohibited from making a particular investment, all of which could adversely affect the Fund’s ability to meet its investment objectives. Uncertainty resulting from the application of the NDI Rules may also lead to higher amounts of, or longer durations of, borrowings by the Fund and may require partial or full exclusion of any Unitholders from countries bordering India from such investments.
•EU: Following the EU’s implementation of an EU-wide mechanism to coordinate the screening of foreign investment on national security grounds across EU Member States in October 2020, the majority of EU Member States have now introduced foreign investment screening regimes which could impede, restrict, and/or delay the Fund’s investments that have a nexus with the European Union.
•Australia: Legislation passed in 2020 expands the criteria used to determine whether a transaction must be formally identified to the country’s Foreign Investment Review Board and affords the government new call-in powers to review transactions that may pose a national security risk.
•United Kingdom: On January 4, 2022, the screening regime under the National Security and Investment Act 2021 entered into force, requiring mandatory notification for certain acquisitions in 17 strategic sectors and giving the UK government broad powers to review certain acquisitions in any economic sector.

Other jurisdictions are similarly in the midst of ongoing reform that may establish further restrictions and increase risk by enhancing governments’ powers to scrutinize, impose conditions on, and potentially block mergers, acquisitions, and other transactions. These requirements and the disclosure process may delay or otherwise impact the Fund’s acceptance of subscriptions from certain investors and approval of transfers by or to certain Unitholders. Delays in the Fund’s ability to accept subscriptions may adversely impact the ability of the Fund to make investments in countries such as India, the European Union, Australia, and the UK and the timing of such investments. The foregoing requirements may also result in circumstances in which the Fund determines not to pursue certain potential investment opportunities in these countries. Heightened scrutiny of foreign direct investment worldwide may also make it more difficult for the Fund to identify suitable buyers for investments upon exit and may constrain the universe of exit opportunities for an investment in an issuer. As a result of such regimes, the Fund may incur significant delays and costs, be altogether prohibited from making a particular investment, or impede or restrict syndication or sale of Fund assets to certain buyers, all of which could adversely affect the Fund’s ability to meet its investment objectives.

Registration Under the Commodity Exchange Act. Registration with the CFTC as a CPO or CTA, reliance on an alternative exemption (including in the event that any exemption or no-action relief upon which the Fund is currently relying is modified, rescinded or otherwise no longer available), or any change in the Fund’s, the General Partner’s, the Manager’s or their affiliates’ operations (including, without limitation, any change that causes the General Partner, the Manager or their principals to be subject to certain specified covered statutory disqualifications) necessary to maintain the General Partner’s or the Manager’s ability to rely upon an exemption or other relief from registration as a CPO with respect to the Fund (including as described in “—Risks Associated with Market Conditions—Hedging Transactions”) could adversely affect the Fund’s ability to implement its investment program, conduct its operations and/or achieve its objectives and subject the Fund to certain additional costs, expenses and administrative burdens. Furthermore, any determination by the General Partner and/or the Manager to cease or to limit holding or investing in interests which may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on the Fund’s ability to implement its investment objectives and to hedge risks associated with its operations.

Regulation Impacting Investments. The industries targeted for investments by the Fund may be, in certain instances, highly regulated governmental agencies. Any such regulations may impact the Fund’s ability to make an acquisition or disposition of a portfolio company and how such portfolio company is operated.

Enhanced U.S. Regulation and Scrutiny of the Private Fund Industry. There has been significant recent discussion regarding enhanced governmental scrutiny and/or increased regulation of the private investment fund and financial services industries. On July 21, 2010, U.S. President Obama signed into law the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This comprehensive reform of the U.S. financial regulatory system, among other things, imposed new reporting and recordkeeping obligations on investment advisers with respect to the private investment funds they advise. Included in the Dodd-Frank Act is Section 619 (the “Volcker Rule”), taking the form of new Section 13 of the BHCA, which among other matters, imposes a number of restrictions on the relationship and activities of banking entities with respect to private investment funds and other provisions that will affect the private investment industry, either directly or indirectly. While many of the Dodd-Frank Act reforms have already been implemented, there remains uncertainty as to whether additional reforms may be applied in the future. Compliance with such regulations could be more difficult and could affect the manner in which the Fund conducts business. In particular, the regulations could lead to increased reporting expenses for the Fund and the Unitholders. Also, it is unclear whether U.S. President Trump’s administration and/or the U.S. Congress will seek to take other legislative or executive actions that affect the private fund industry. Such additional action, if any, may prove detrimental to the Fund. In addition, the United States and other nations have seen a rise in populist and nationalist tendencies, with political parties espousing such themes gaining strength in local and national elections. Increased focus and scrutiny of globally operating organizations such as Brookfield may adversely affect the Fund and its investment activities.

In January 2024, the U.S. Corporate Transparency Act and its beneficial ownership information reporting requirements (collectively, the “CTA”) became effective, requiring certain legal entities to report beneficial ownership information to the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”). On March 21, 2025, FinCEN issued an interim final rule (the “IFR”) which was published in the Federal Register on March 26, 2025. The IFR reduces the scope of the CTA’s reporting requirements to apply only to foreign entities registered to do business in a U.S. state or territory. However, the CTA or any other similar rules, including those imposed by non-U.S. regulators, U.S. states or other authorities, may impose increased compliance costs, regulatory obligations and reporting burdens on Brookfield, the Fund or its portfolio companies.

The CTA will impose increased compliance costs, regulatory obligations and reporting burdens on Brookfield and the Fund.

In August 2024, FinCEN issued a final rule that requires certain investment advisers, including registered investment advisers, to, among other measures, adopt an anti-money laundering and countering the financing of terrorism (“AML/CFT”) program and file certain reports, such as suspicious activity reports, with FinCEN and to maintain additional records related to such activities. The SEC has been delegated responsibility for examining investment advisers’ and exempt reporting advisers’ compliance with these requirements. The rule, which will go into effect in January 2026, will likely impose additional regulatory obligations related to AML/CFT on Brookfield and the Fund. It is difficult to determine the full extent of the impact on Brookfield and its investors of any new AML laws, regulations or initiatives that may be proposed or whether any of the proposals will become law.

The current regulatory environment in the United States may be impacted by past and future presidential and other elections, as well as other legislative developments. In particular, on January 20, 2025, Donald J. Trump and JD Vance became the President and Vice President of the United States, respectively, and the Republican Party came into control of the U.S. Congress. The nature, timing and economic effects of potential future changes to the current legal and regulatory framework affecting financial institutions under the Trump administration is highly uncertain. The full scope of the government’s executive, legislative and regulatory agenda is not yet fully known, though changes in U.S. policy resulting from the new administration could result in a number of changes to U.S. and non-U.S. economic, national security, fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in, among other things, economic policy (including with respect to interest rates, foreign trade and regulatory changes leading to greater availability of bank debt), the regulation of the asset management industry, tax law, immigration policy and/or government entitlement programs could have a material adverse impact on the Fund and its investments. None of the General Partner, the Fund or their respective affiliates can predict the ultimate impact of the foregoing on the Fund, its business and investments, or the private equity industry generally, and any prolonged uncertainty could also have an adverse impact on the Fund and its investment objectives. Future changes may adversely affect the Fund’s operating environment and therefore the Fund’s business, operating costs, financial condition and results of operations. Further, an extended federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets.

U.S. Outbound Investment Security Program. The U.S. Department of the Treasury’s Outbound Investment Security Program, which became effective on January 2, 2025, provides for a targeted national security regulatory framework directed at regulating outbound investment from the United States into entities from the People’s Republic of China, Hong Kong, and Macau engaged in the semiconductors and microelectronics, quantum information technologies, and artificial intelligence sectors. Codified at 31 C.F.R. § 850.101 et seq, the Outbound Investment Security Program imposes notification requirements and prohibitions for certain categories of transactions involving such entities. The Outbound Investment Security Program will result in legal obligations and reporting requirements relating to new investments in such entities and could negatively impact the Fund’s operations or its ability to make and exit investments, including without limitation by (i) limiting the scope of its investment activities and (ii) limiting the Fund’s ability to exit certain investments or the range of exit opportunities, particularly in the context of bankruptcy proceedings. Furthermore, given the program’s infancy and its evolving interpretation and implementation, it is unclear how it, and any related future regulations, will be interpreted, amended, and implemented by the U.S. government and what the potential impact on the Fund would be.

Canadian Registration Issues. Neither the General Partner nor its equity holders, nor any other person or entity selected by the General Partner to act as an agent of the Fund with respect to managing the affairs of the Fund, is registered as of the date hereof nor intends to register as an adviser, dealer or investment fund manager under the Securities Act (Ontario) or any other securities legislation in Canada. As a result, the General Partner is generally not subject to the requirements applicable to advisers, dealers and investment fund managers contained in applicable Canadian securities laws. The Fund cannot assure investors that it will not become subject to such restrictions, which may result in increased administrative and compliance costs and/or necessitate changes to the Fund’s processes to implement its investment strategy.

United Kingdom Relations with the European Union. The UK formally left the EU on January 31, 2020. There followed an implementation period, during which EU law continued to apply in the UK and the UK maintained its EU single market access rights and EU customs union membership. The implementation period expired on December 31, 2020. Consequently, the UK has become a third country vis-à-vis the EU, without access to the single market or membership of the EU customs union.

On December 30, 2020, the UK and the EU signed a trade and cooperation agreement (the “TCA”) to govern their ongoing relationship. The TCA was officially ratified by the UK Parliament on December 30, 2020 and by the EU Parliament and Council on April 29, 2021. It is anticipated that further details of the relationship between the UK and the EU will continue to be negotiated even now that the TCA has been formally ratified.

Over time, UK regulated firms and other UK businesses may be adversely affected by the terms of the TCA, as compared with the position prior to the expiration of the implementation period on December 31, 2020. For example, the TCA introduces new customs checks, as well as new restrictions on the provision of cross-border services and on the free movement of employees. These changes have the potential to materially impair the profitability of a business, and to require it to adapt or even relocate.

Although it is probable that any adverse effects flowing from the UK’s withdrawal from the EU will principally affect the UK (and those having an economic interest in, or connected to, the UK), given the size and global significance of the UK’s economy, the effect of the UK’s withdrawal from the EU is also likely to be an ongoing source of instability for the EU (and countries outside the EU), produce significant currency fluctuations, and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). The withdrawal of the UK from the EU could therefore adversely affect Brookfield and the Fund’s portfolio companies. In addition, the withdrawal of the UK from the EU could have a further destabilizing effect if any other member states were to consider withdrawing from the EU, presenting similar and/or additional potential risks and consequences to Brookfield and the Fund’s portfolio companies.

Investor Legal, Regulatory and Policy Compliance. Many Unitholders, including U.S. states, their subdivisions and associated pension plans, have adopted stringent investment policies or are required to comply with local laws and regulations, including so-called “pay-to-play” laws, rules, regulations or policies (which, for example, restrict or require disclosure of payments to, and/or certain contacts with, certain politicians or officials associated with public entities). Such Unitholders are expected to negotiate for written agreements with provisions or terms, as applicable, that may be more expansive in their requirements than such laws, rules, regulations or policies. In certain cases, violations of these laws, rules, regulations, policies, provisions or terms of written agreements with Unitholders, whether as a result of the conduct of the General Partner or an investment or an action by such Unitholder could have an adverse effect on the Fund by, for example, providing the basis for the ability of such Unitholder to withdraw from the Fund, a Feeder Fund or an investment, as applicable.

Prevention of Money Laundering. As part of the General Partner’s responsibility for the prevention of money laundering under the Uniting and Strengthening America by Providing Appropriate Tools Required to Interrupt and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”) and similar laws, regulations, rules and orders in effect in the United States and non-U.S. countries, the Fund may require a detailed verification of a prospective investor’s and its beneficial owners’ identity and the source of such prospective investor’s investments. In the event of delay or failure by a prospective investor to produce any such information required for verification purposes, the Fund may refuse to accept the subscription and any monies relating thereto. In addition, each prospective investor will be required to represent and warrant to the Fund, among other things, that (a) the proposed investment by such prospective investor will not directly or indirectly contravene U.S. federal, state, international or other laws or regulations, including the PATRIOT Act and other applicable anti-money laundering laws and regulations, (b) no investment in the Fund by such prospective investor will be derived, directly or indirectly, from any illegal or illegitimate activities, (c) such prospective investor is not a country, territory, person or entity named on a list promulgated by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), the EU and/or UK regulations prohibiting, among other things, the engagement in transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals, nor is such prospective investor or any of its affiliates a natural person or entity with whom dealings are prohibited under any OFAC, EU and/or UK regulations, (d) such prospective investor is not owned, directly or indirectly, by any person or entity named on such lists or otherwise subject to such prohibitions under

OFAC, EU and/or UK regulations, and (e) such prospective investor is not otherwise prohibited from investing in the Fund pursuant to other applicable U.S. anti-money laundering, anti-terrorist and non-U.S. asset control laws, regulations, rules or orders and similar rules in other jurisdictions. Each Unitholder will be required to promptly notify the General Partner if any of the foregoing will cease to be true with respect to such Unitholder.

As a result of the above-described anti-money laundering regulations or as a result of changes in law, the Manager or the General Partner may from time to time request (outside of the subscription process), and the Unitholders will be obligated to provide to the Manager or the General Partner upon such request, additional information as from time to time may be required for the Manager or the General Partner and the Fund to satisfy their respective obligations under these and other laws and regulations that may be adopted in the future. Such information may be provided to governmental and regulatory agencies without notification to the Unitholders. Also, the General Partner may from time to time be obligated to file reports with various jurisdictions with regard to, among other things, the identity of the Fund’s Unitholders and suspicious activities involving the Units.

In the event it is determined, or the Manager or the General Partner believes, that any Unitholder, or any direct or indirect owner of any Unitholder, is a person identified in any of these laws and regulations as a prohibited person, or is otherwise engaged in activities of the type prohibited under these laws and regulations, or the investment by the Unitholder is or has become a prohibited investment, the Manager or the General Partner may be obligated, among other actions to be taken, to “freeze the account” of such Unitholder and withhold distributions of any funds otherwise owing to such Unitholder or to cause such Unitholder’s interests in the Fund to be cancelled or otherwise redeemed (without the payment of any consideration in respect of those Units).

Disclosure of Information. As a result of increased regulations in the private funds and related industries, including in connection with other Fund activities, the General Partner may request additional documentation or information from a Unitholder in order to verify, among other things, such Unitholder’s and its beneficial owners’ identity and the source of funds used to purchase the Units. In addition, the Fund may utilize the services of one or more third party fund administrators. The General Partner and any third party fund administrator to the Fund or any other Brookfield Account (or their respective affiliates) will provide information to, or obtain information from, one or more such parties, including information about each Unitholder, its beneficial owners and officers and directors. The General Partner may decline to accept a subscription on the basis of the information that is provided or if this information is not provided, and may be required in certain circumstances to withhold distributions. In order to comply with applicable laws, rules, regulations and policies, the General Partner may request (during or outside of the subscription process) additional information from the Unitholders at any time. Such information may be provided to governmental and regulatory agencies without notification to the Unitholders. The General Partner may also, from time to time, without notice, be obligated to file reports with various jurisdictions with regard to, among other things, the identity of the Fund’s Unitholders and suspicious activities involving the Units. The failure of a Unitholder to comply with such request for information may result in adverse consequences applying to such Unitholder pursuant to the Fund LPA, including its required withdrawal from the Fund. Further, the General Partner will take such steps as it determines in its discretion are necessary or appropriate to comply with applicable law, regulations, orders, directives or special measures.

In addition, the Fund, the General Partner, the Manager or their affiliates, service providers or agents may from time to time be required or may, in their discretion, determine that it is advisable to disclose certain information about the Fund and its Unitholders, including, but not limited to, investments held directly or indirectly by the Fund and the names and percentage interest of beneficial ownership of the Fund and/or investments (and any underlying beneficial owners of such beneficial owners), to third parties, including local governmental authorities, regulatory organizations, taxing authorities, markets, exchanges, clearing facilities, custodians, brokers and trading counterparties of, or service providers to, the General Partner, the Manager or the Fund. The General Partner and the Manager generally expect to comply with requests to disclose such information as they may determine, including through electronic delivery platforms; however, the General Partner or the Manager may determine not to make an investment or to cause the sale of certain assets for the Fund rather than make certain disclosures and such sale may be at a time that is inopportune from a pricing or other standpoint. In certain circumstances, the Fund, the General Partner, the Manager or any of their respective affiliates, service providers or agents, may be prohibited from disclosing, or may determine not to disclose, that the request has been made.

Privacy, Data Protection and Information Security Laws. Compliance with current and future privacy, data protection, cyber-security and information security laws, regulations, and industry standards (“Privacy Laws”) in the EU, the UK, the United States and elsewhere around the globe could significantly impact the ongoing and planned privacy and information security-related practices of Brookfield, the Fund, the General Partner and the Manager. This includes the receipt, collection, recording, compilation, adaptation or alternation, retrieval, consultation, use, sharing, disclosure, transfer (including cross-border), making available, disposal, destruction, processing, storage, retention, security (technical, physical or administrative), and safeguarding (collectively, “Processing”) of personal data and some of the current and planned activities of Brookfield, the Fund, the General Partner and the Manager. Moreover, compliance with such Privacy Laws may result in increased costs to Brookfield, the Fund, the General Partner and the Manager, particularly in the context of ensuring that adequate data protection and data transfer mechanisms, as well as processes to comply with Privacy Laws including with respect to receiving and responding to requests from data subjects, are in place. Such compliance may also create additional costs and expenses for the Fund and, indirectly, the Unitholders, including Unitholders that are not afforded the protections of the applicable Privacy Laws. While Brookfield and its affiliates intend to comply with their obligations arising out of all applicable Privacy Laws, they may not be able to accurately anticipate all of the ways in which regulators and courts will apply or interpret such laws (including the applicability of such laws to each of them). A failure to comply with such Privacy Laws could result in regulatory investigations, enforcement actions, lawsuits and other claims potentially leading to fines, sanctions or other penalties, which could materially and adversely affect the operating results and overall business of, as well as have an impact on the reputation of, the Fund, the General Partner, the Manager, Brookfield and their affiliates.

For example, in the EU, the General Data Protection Regulation (the “EU GDPR”), which became effective on May 25, 2018, introduced substantial changes to previous EU privacy laws. The EU GDPR provides enhanced rights to individuals with respect to the privacy of their personal data and applies not only to organizations with a physical presence in the EU that use or hold data relating to individuals, but also to those organizations that offer services to individual EU investors. The EU GDPR imposes significant penalties for serious breaches, up to the greater of €20 million or 4% of worldwide revenue, the impact of which could be significant. Following Brexit, data protection in the UK is governed primarily by the UK General Data Protection Regulation and the UK Data Protection Act 2018 (“UK GDPR”), which, like the EU GDPR, imposes stringent operational requirements for entities processing personal data, and impose significant penalties for non-compliance up to the greater of £17.5 million or up to 4% of worldwide revenue.

Such legal developments in the EU and UK have created complexity and regulatory compliance uncertainty, including regarding certain transfers of personal data from the EU or the UK to the United States and certain other countries. As such, any transfers by Brookfield, the Fund, the General Partner, the Manager or any vendors Processing personal data originating from the EU or the UK on their behalf may not comply with EU or UK data protection laws, and may increase exposure to the EU GDPR’s and the UK GDPR’s heightened sanctions for violations of their cross-border data transfer restrictions.

In the United States, the legal and regulatory landscape governing privacy, data protection and information security is in considerable flux. For example, the California Consumer Privacy Act (“CCPA”), which came into force in 2020 and was further expanded as of January 1, 2023 by the California Privacy Rights Act, broadly defines personal information, imposes additional obligations on covered businesses and gives California residents expanded data privacy rights and protections to access, correct and delete their personal information, opt out of the sale and sharing of personal information, and receive detailed information about how their personal information is used (including in relation to the sale and sharing of such data). The CCPA provides for civil penalties for violations and a private right of action for certain data breaches. The CCPA marked the beginning of a trend toward more stringent state data privacy legislation in the United States.

It is expected that new Privacy Laws will continue to be proposed in the United States and other jurisdictions. Existing Privacy Laws, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving, and are subject to increased enforcement action by regulators. Furthermore, the interpretation and application of Privacy Laws around the world are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with the data practices of Brookfield, the Fund, the General Partner, the Manager, and their respective affiliates. Complying with each of these various laws is difficult and could lead to substantial costs or changes to the practices of Brookfield and its affiliates. Any inability, or perceived inability, to adequately address privacy concerns or comply with applicable Privacy Laws or other legal obligations concerning privacy, data protection and information security, even if unfounded, could result in exposure to significant regulatory and third party liability. Such regulatory and third party liability could include monetary liability, fines, penalties, class action lawsuits, investigations or claims by regulators, industry groups and other third parties, reputational damage or public criticism, increased costs, or disruption to the business, financial condition and operations of Brookfield and its affiliates. Similar types of risks are also present for the Fund’s investments, which could have material adverse consequences for such investments and may cause the Fund’s investments to lose value.

Environmental, Social and Governance Matters - Sustainability Risks. While environmental, social and governance (“ESG”) issues and associated risks (together "Sustainability Risks") are some of the many factors the Manager will consider in making an investment, they are not the only factors taken into account when making an investment decision. Furthermore, there is no guarantee that the Manager will (a) implement or make investments that create positive sustainability impact while seeking to enhance long-term investment value and achieve financial returns and/or (b) successfully identify and mitigate all material Sustainability Risks. Where the Manager engages with underlying investments on sustainability related practices, potential enhancements and risk mitigants, such steps may not achieve the desired financial results, or the market or society may not view any such changes as positive or sufficient. Successful engagement on the part of the Manager in relation to Sustainability Risks will depend on its skill in properly identifying and analyzing material Sustainability Risks (which may involve qualitative and subjective judgements) and their related value, and there can be no assurance that the strategy or techniques employed will be successful.

Considering Sustainability Risks when evaluating an investment may result in the selection or exclusion of certain investments based on the Manager's view of certain sustainability-related and other factors and carries the risk that the Fund may underperform compared to other funds that do not take sustainability-related factors into account. In assessing a particular investment, the Manager may be dependent upon information and data obtained through third parties (including portfolio companies and their management teams) that may be incomplete, inaccurate or unavailable. References to such third parties hereafter include portfolio companies and their management teams. Such data gaps could result in the incorrect assessment of a sustainability practice and/or related Sustainability Risks and opportunities. Sustainability-related practices differ by region, industry and issue and are evolving accordingly, and an investment's sustainability-related practices or the Manager's assessment of such practices may change over time.

Similarly, new sustainability requirements imposed by jurisdictions in which the Manager does business and/or in which the Fund is marketed may result in additional compliance costs, disclosure obligations or other implications or restrictions on the Fund or the Manager. Under such requirements, the Manager may be required to classify itself or the Fund against certain criteria, some of which can be open to subjective interpretation. The Manager's view on the appropriate classification may develop over time, including in response to statutory or regulatory guidance or changes in industry approach to classification. A change to the relevant classification may require further actions to be taken, for example it may require further disclosures (or in certain cases less disclosure and reporting using different templates) by the Manager or the Fund or it may require new processes to be set up to capture data about the Fund investments, which may lead to additional cost.

Risks Related to ESG Performance. Brookfield regularly engages with Third-Party Fund Managers to ensure that ESG risks are appropriately managed and ESG value creation opportunities are being executed upon adeptly, including by requiring Third-Party Fund Managers and/or Investments to implement, or change, ESG policies. To the extent Brookfield engages with Third-Party Fund Managers on ESG related policies, practices and potential enhancements thereto, there is no guarantee that such engagements will improve or otherwise positively impact the financial performance of the Investment. For example, Brookfield may require Third-Party Fund Managers and/or Investments to take actions that could adversely impact the value of an Investment or refrain from taking certain actions that could improve the value of an Investment as a result of taking such ESG related policies into account. In addition, to the extent changes in ESG related policies are implemented, expenses related to such Investment will likely increase as a result, while returns with respect to such Investment may not. Successful engagement efforts on the part of Brookfield will depend on Brookfield’s skill in properly identifying and analyzing the value of material ESG, impact metrics and other factors, and there can be no assurance that the strategy or techniques employed will be successful.

Increasing Scrutiny of ESG Matters. Brookfield and its affiliates are subject to increasing scrutiny from regulators, elected officials, investors and other stakeholders with respect to ESG matters, which may adversely impact the ability of the Fund to raise capital from certain investors, constrain capital deployment opportunities for the Fund and impact Brookfield’s brand and reputation. With respect to the alternative asset management industry, in recent years, certain investors, including public pension funds, have placed increasing importance on the impacts of investments made by the private funds to which they commit capital, including with respect to climate change and diversity, among other aspects of ESG.

On the other hand, anti-ESG sentiment has also gained momentum across the U.S., with more than a dozen states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. For example, (i) boycott bills in certain states target financial institutions that are perceived as “boycotting” or “discriminating against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions, and (ii) ESG investment prohibitions in certain states require that relevant state entities or managers/administrators of state investments make investments based solely on “pecuniary factors.” If investors subject to such legislation viewed the Fund’s or Brookfield’s ESG considerations as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in the Fund and Brookfield’s ability to maintain the size of its funds could be impaired. Alternatively, such investors may seek confirmation that Brookfield’s ESG practices are consistent with such state requirements as a condition to their investment in the Fund. The General Partner expects to consider relevant ESG factors as applicable and appropriate in furtherance of maximizing financial returns and the investment objectives of the Fund, and may rely on the diligence and other information prepared by Brookfield internally as well as by potential counterparties and other third parties generally and without regard to whether particular ESG factors may have been considered in such material’s preparation.

Accordingly, the General Partner is expected to be subject to competing demands from different investors and other stakeholder groups with divergent views on ESG matters, including the role of ESG factors in the investment process. This divergence increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some potential stakeholders and could adversely impact Brookfield’s reputation. If Brookfield and its affiliates do not successfully manage ESG-related expectations across the varied interests of its stakeholders, including existing or potential investors, the Fund’s ability to access and deploy capital may be adversely impacted. In addition, a failure to successfully manage ESG-related expectations may negatively impact Brookfield’s business, erode stakeholder trust and constrain investment opportunities.

FOIA. To the extent that the General Partner determines in good faith that, as a result of the U.S. Freedom of Information Act (“FOIA”), any governmental public records access law, any state or other jurisdiction’s laws similar in intent or effect to FOIA, or any other similar statutory or regulatory requirement, a Unitholder or any of its affiliates may be required to disclose information relating to the Fund, its affiliates, and/or any entity in which an investment is made (other than certain Fund-level, aggregate performance information described in the Fund LPA), the General Partner may, in order to prevent any such potential disclosure, withhold all or any part of the information otherwise to be provided to such Unitholder. Further, disclosure of any such information by a Unitholder pursuant to FOIA or any similar statute or regulation could have a material adverse effect on the Fund or one or more of its portfolio companies.

FCPA Considerations. Brookfield and the Fund seek to comply with the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws, anti-bribery laws and regulations, as well as anti-boycott regulations, to which they are subject. As a result, the Fund may be adversely affected because of its unwillingness to participate in transactions that violate such laws or regulations or certain practices. Such laws, regulations or practices may make it difficult in certain circumstances for the Fund to act successfully on investment opportunities and for portfolio companies to obtain or retain business. While Brookfield has developed and implemented protocols designed to ensure compliance by Brookfield and its personnel with the FCPA, such protocols may not be effective in all instances to prevent violations. In addition, in spite of Brookfield’s protocols, affiliates of portfolio companies, particularly in cases where the Fund or another Brookfield Account does not control such portfolio company, may engage in activities that could result in FCPA violations. Any determination that Brookfield has violated the FCPA or other applicable anticorruption laws or anti-bribery laws could subject it to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect Brookfield’s business prospects and/or financial position, as well as the Fund’s ability to achieve its investment objective and/or conduct its operations.

CONFLICTS OF INTEREST

Brookfield is a global alternative asset manager with significant assets under management and a long history of owning, managing and operating assets, businesses and investment vehicles across various industries, sectors, geographies and strategies. As noted throughout this report, the Fund will make Investments in or alongside other Brookfield Accounts (including by acquiring assets from certain Brookfield Accounts). Brookfield believes that this is in the Fund’s and its Investments’ best interests. However, being part of this broader platform, as well as activities of and other considerations relating to Brookfield and Brookfield Accounts, gives rise to actual or potential conflicts of interest which will not necessarily be resolved in favor of the Fund’s or its Investments’ interests.

Brookfield’s activities include, among others: investment and asset management; managing and investing reinsurance capital; sponsoring, offering and managing private and public investment vehicles, including vehicles with proprietary and/or third-party capital, that invest in the global fixed income, currency, commodity, equities, private equity and other markets; managing and investing insurance and reinsurance capital; developing, constructing, owning, managing, operating, and servicing a diverse portfolio of real estate, renewable power, infrastructure, private equity, and other companies and assets held by investment vehicles, including among others residential, commercial, logistics, hospitality, storage and mixed-use real estate, data, transport, utilities, midstream, and other infrastructure assets, hydro, wind, solar, distributed energy, sustainable solutions and other renewable power and climate transition assets, and other businesses and assets, including data centers, transportation facilities, electric utilities, industrial and manufacturing facilities, energy companies, metals and mining companies, timberlands and agrilands, natural gas pipelines and storage systems and other assets and assets that provide essential products and services; providing capital and financing solutions, including value-driven, opportunistic and bespoke credit and financing structures, as well as financial advisory, business development and other financial services to its investment vehicles and third-parties; and other activities (collectively, “Brookfield Activities”). While it is expected that the Fund will benefit from Brookfield’s expertise, market positioning and connectivity that arise from Brookfield Activities, in the ordinary course of its business, Brookfield’s interests or the interests of the clients or others receiving services through Brookfield Activities (including other Brookfield Accounts) may conflict with the interests of the Fund, notwithstanding Brookfield’s direct or indirect participation in the Fund or the Fund’s Investments. While Brookfield expects that its expertise as a global real asset operator will directly impact the General Partner’s and the Fund’s ability to identify, access and assess investment opportunities and that the Fund’s Investments will benefit from the greater Brookfield ecosystem, there can be no assurance of any such successful collaboration or synergies. A lack of successful collaboration or synergies, whether as a result of concerns related to conflicts or otherwise, may impact Brookfield’s ability to successfully implement the Fund’s strategies or achieve its investment objectives.

Investors should note that this report and the Fund LPA contain disclosures and provisions that, subject to applicable law, (a) reduce or modify the duties, including any fiduciary or other duties owed to the Fund and the Unitholders to which the General Partner or the Manager would otherwise be subject, (b) waive duties or consent to conduct of the General Partner that might not otherwise be permitted pursuant to such duties and (c) limit the remedies of Unitholders with respect to breaches of such duties. Additionally, the Fund LPA contains exculpation and indemnification provisions that, subject to the specific exceptions enumerated therein, provide that the General Partner and the Manager and their respective affiliates will be held harmless and indemnified for matters relating to the operation of the Fund, including matters that may involve one or more potential or actual conflicts of interest. Notwithstanding anything to the contrary contained herein or in the Fund LPA, nothing contained herein or in the Fund LPA shall restrict, amend, eliminate or waive any fiduciary duties of an Indemnified Party (as defined in the Fund LPA) (or any rights of the Fund or the Unitholders in respect thereof) under (a) the Advisers Act or (b) any other applicable federal or U.S. state law to the extent (but only to the extent) that such restriction, amendment, elimination or waiver would be in violation of such other federal or U.S. state law.

Additional conflicts of interest are also expected to arise by virtue of the Fund’s Investments in Third-Party Pooled Investment Vehicles managed by Third-Party Fund Managers and their investment activities, although such Third-Party Pooled Investment Vehicles and Third-Party Fund Managers will not be considered “affiliates” of Brookfield or the Fund for any purpose.

The discussion below enumerates certain actual and potential conflicts of interest that are expected to arise in connection with Brookfield Activities (including those relating to Brookfield Accounts), on the one hand, and the services Brookfield provides to the Fund and in connection with the Investments and/or Intermediate Entities, on the other hand. These conflicts of interest do not purport to be a complete list or explanation of all actual or potential conflicts of interest that could arise in connection with an investment in the Fund. Dealing with conflicts of interest is difficult and complex, and it is not possible to predict all of the types of conflicts that may arise. Additionally, the structure of the Fund is expected to cause some of these potential conflicts of interest to be more pronounced. Brookfield will monitor potential conflicts of interest and manage such conflicts of interest with regard to the interests of both the Fund and relevant other Brookfield Accounts; however, conflicts will not necessarily be resolved in a manner that is favorable to the Fund. Prospective investors should note that Brookfield often holds significant proprietary interests in Brookfield Accounts, and it is expected that in some cases conflicts of interest will arise between the Fund and another Brookfield Account in which Brookfield has a larger absolute and/or relative interest than its interest in the Fund. In such circumstances, Brookfield’s conflict of interest will be more pronounced. For the avoidance of doubt, Brookfield is not required to and generally does not expect to seek Board approval to manage the conflicts of interest described herein or other potential conflicts of interest that may arise from time to time unless required by applicable law or the Fund LPA. Brookfield is expected to determine in many cases that, although an actual or potential conflict of interest exists, such actual or potential conflict does not give rise to a conflict of interest requiring approval of the Board or the Independent Directors, including due to the presence of factors described in this Annual Report on Form 10-K, or due to the presence of other factors that Brookfield determines to be sufficient, in which case no approval of the Board or the Independent Directors will be sought. By acquiring Units in the Fund, each Unitholder will be deemed to have acknowledged the existence of such actual and potential conflicts of interest and to have waived any and all claims with respect to the existence of any such conflicts of interest and any actions taken or proposed to be taken in respect thereof. To the extent that prospective investors would benefit from an independent review, such benefit is not available through the Fund’s counsel or through the General Partner, the Manager or any of their respective affiliates. Prospective investors are encouraged to seek the advice of independent legal counsel in evaluating the conflicts involved in the offering and operation of the Fund.

For purposes of this section “—Conflicts of Interest” (a) references to issuers include any borrower or obligor of any Investment made by the Fund, (b) references to securities include any loans, securities, assets or portfolio companies and (c) loans shall be interpreted to refer to the underlying investment entity, obligor or property in which the Fund and/or an Intermediate Entity has invested, depending on the structure of such Investment, and in each case, to the extent applicable.

MARKETING OF UNITS

Brookfield Private Advisors LLC (“BPAL”), a broker-dealer registered under the Exchange Act and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and Brookfield Private Capital (UK) Limited (“BPC”), which is authorized and regulated by the United Kingdom’s Financial Conduct Authority (authorization number 730073), and their representatives and affiliates, will be engaged in the placement of Units (including acting as dealers in respect of Units) in the United States, United Kingdom and potentially other jurisdictions (including Australia). Further, Brookfield Investment Management (Canada) ULC (“BIMC”) will act as the dealer in respect of the purchases of Units by Canadian investors. Certain other affiliates of Brookfield have been or will be involved in the distribution of the Units, including Brookfield Singapore Pte. Ltd (“BSP”), Brookfield Advisors (Hong Kong) Ltd (“BAHK”), and Brookfield Capital Securities Ltd. (“BCS Ltd.”) which will be engaged in the placement of Units (including acting as dealers in respect of Units) in Singapore, Hong Kong and Australia, respectively, and Brookfield Private Wealth LLC (“BPW”). BPAL, BPC, BIMC, BSP, BAHK, BCS Ltd. and BPW are 100% owned by Brookfield and Brookfield also controls the General Partner and the Manager.

Each of BPAL, BPC, BIMC, BSP, BAHK, BCS Ltd. and BPW (collectively, the “Brookfield Placement Agents”) is expected to receive compensation in connection with the sale of Units, a portion of which may be paid to their representatives, employees and/or affiliates. Each Brookfield Placement Agent is affiliated with the Manager. Accordingly, the Fund may be considered a “related issuer,” a “connected issuer” or a similar related person of the Brookfield Placement Agents within the meaning of applicable securities laws. The Brookfield Placement Agents played no direct role in the formation of the Fund, in the decision to offer Units or in determining the terms of the offering of the Units or the terms of the Fund LPA.

The compensation paid to the Brookfield Placement Agents with respect to the placement of Units will be from Brookfield and not from the Fund or any Unitholder (unless specifically disclosed to the applicable Unitholder) and may be higher than the compensation that they would receive in respect of the sale of other (including similar) products or services, which may give such persons an incentive to promote the Units over other (including similar) products or services. Potential investors should therefore be aware that there are financial and other interests that incentivize the Brookfield Placement Agents and their representatives, employees and affiliates to promote the Fund and the Units. The considerations set forth above are similar (and in certain instances may be heightened) in the event the General Partner or the Manager retains a third-party placement agent to market Units.

Allocation of Investment Opportunities

Allocation of Investment Opportunities. The Fund will make Investments in or alongside other Brookfield Accounts (including by acquiring assets from certain Brookfield Accounts), and its investment mandate encompasses a broad array of potential investment opportunities that are expected to overlap frequently with the investment mandates of one or more other Brookfield Accounts. As a result, Brookfield will provide investment advice and perform related services for other Brookfield Accounts (including, amongst others, for its own account and/or accounts that are being seeded and/or incubated) which are similar to the advice to be provided and services to be performed by Brookfield for the Fund.

Investment opportunities that are suitable for the Fund will often fit within the investment mandates, or participation rights, of other Brookfield Accounts (including, but not limited to, other Brookfield Accounts with investment mandates that are substantially the same as those of the Fund, such as BPE Lux and any other co-investment vehicle). Although Brookfield does not currently act as general partner and/or investment manager for other Brookfield Accounts with investment mandates that are substantially the same as those of the Fund (other than BPE Lux), certain Brookfield Accounts have (and in the future will have) investment mandates, or participation rights, that overlap with those of the Fund and will compete with, and in certain cases have priority over, the Fund in respect of particular investment opportunities that meet both the Fund’s and such Brookfield Accounts’ investment mandates. For example, certain other Brookfield Accounts will receive priority rights with respect to most opportunistic investments in businesses located, headquartered or principally operating in the Middle East or with respect to asset-light financial infrastructure businesses that underpin the global financial system. Likewise, certain other Brookfield Accounts may limit the participation of the Fund in certain investments and co-investments. As a result, certain opportunities sourced by Brookfield that would otherwise be suitable for the Fund are not expected to be available to the Fund, or the Fund will receive a smaller allocation of such opportunities than would otherwise have been the case. The factors considered by Brookfield in allocating investments among the Fund and other Brookfield Accounts may change over time (including to consider new, additional factors) and different factors may be emphasized or be considered less relevant to different investments.

Further to the above, Brookfield currently acts, and will act in the future, as general partner and/or manager to, and otherwise participates in, other Brookfield Accounts, which, in certain cases, have or will have overlapping investment mandates, or participation rights, with the Fund and/or priority over the Fund with respect to investment opportunities that meet both the Fund’s and such Brookfield Accounts’ investment mandates. For the avoidance of doubt, Brookfield Accounts include public and private investment vehicles, programs and accounts that provide seed capital and/or participate in certain investments on behalf of a Brookfield Account that is being established or expected to be established. By way of example only, these include Brookfield Accounts that focus on: (a) infrastructure and renewable power investments, including (i) infrastructure and renewable power equity, such as the Brookfield Infrastructure Funds and Brookfield Super-Core Infrastructure Partners L.P., (ii) infrastructure and renewable power debt, such as the Brookfield Infrastructure Debt Funds, (iii) structured infrastructure and renewable power investments, such as Brookfield

Infrastructure Structured Solutions, (iv) registered funds or investment vehicles that invest across different pools of infrastructure and infrastructure related investments, such as Brookfield Infrastructure Income Fund (including via investments into or co-investments alongside other Brookfield Funds), (v) investments that aim to contribute to the transition to a net zero emissions global economy, such as Brookfield Global Transition Fund, (vi) energy transition investments in emerging markets with higher target risk-return profiles, such as Catalytic Transition Fund and (vii) investments in renewable energy, storage, decarbonization and energy transition projects in China, such as Brookfield China Renewable Fund; (b) private equity investments, including (i) Brookfield Capital Partners, (ii) structured, cross-sector capital solutions investments arising from market dislocations and other events, such as Brookfield Special Investments Fund, (iii) opportunistic investments in businesses located, headquartered or principally operating in the Middle East, such as Brookfield Middle East Partners and (iv) investments in asset-light financial infrastructure companies that underpin the global financial system, such as Brookfield Financial Infrastructure Fund; (c) investing in the real estate sector, including Brookfield Accounts with investment mandates focused on (i) opportunistic real estate equity investments, such as Brookfield Strategic Real Estate Partners, (ii) core-plus real estate equity investments, such as Brookfield Premier Real Estate Partners L.P. and similar accounts focused on core-plus real estate equity investments in Europe, Australia and elsewhere, (iii) real estate investment opportunities that are expected to generate stable current income, such as Brookfield Real Estate Income Trust Inc., a non-traded real estate investment trust (“REIT”) that focuses primarily on real estate investments in the United States, (iv) real-estate financing investment opportunities, such as the Brookfield Real Estate Finance Funds and Brookfield Senior Mezzanine Real Estate Finance Find L.P., which generally focus on the provision of loans to third-party real estate sponsors; (v) single family rental properties; and (vi) real estate secondary and sponsor solutions investments, which include, among other things, third-party general partner-led recapitalizations of assets and/or investment vehicles (including closed-end funds, joint ventures, REITs and other vehicles) where the third-party general partner maintains day-to-day asset management responsibilities, investments in pooled investment vehicles managed by third parties, and co-investments alongside such investment vehicles, structured solutions and/or preferred equity investments in assets managed by third-party general partners; (d) equity or structured equity investment opportunities relating to the horizontal development of land parcels (i.e., homebuilder capital investment strategy, which involves structured equity investments designed to facilitate horizontal development of residential land (i.e., preparation of the land for construction) within single-family for sale communities); (e) overlapping investment mandates to the above listed accounts and strategies but that focus on investments in particular geographies or industry subsectors; and (f) other investment strategies that could overlap with, compete with, complement or relate to the investments objectives and strategies of the Fund. In addition, Brookfield expects to continue to manage and participate in new businesses and strategies.

Importantly, the Fund LPA does not require Brookfield to offer any potential investment opportunity to the Fund, meaning Brookfield has no obligation to pursue through the Fund (as opposed to another Brookfield Account or Brookfield and/or its affiliates for their own accounts) an opportunity that fits within the Fund’s investment mandate. If Brookfield determines that an opportunity is suitable in whole or in part for one or more other Brookfield Accounts, Brookfield is authorized to offer that opportunity to such other Brookfield Account or Brookfield Accounts before offering it to the Fund, and the Fund may participate only after such other Brookfield Account or Brookfield Accounts have received its or their suitable and/or contractually required allocations, as Brookfield determines in its sole discretion. Even where another Brookfield Account does not have a contractual priority right with respect to such investment, Brookfield may determine that an investment is suitable for such Brookfield Account, taking into account the investment mandates or other relevant provisions of the governing documents or marketing materials of such Brookfield Account. Similarly, Brookfield may determine that an investment should be made on behalf of Brookfield or its affiliates (for their own accounts) or would be more appropriate as a business combination with Brookfield or its affiliates, even where such investment is suitable for the Fund. As a result, the Fund could, in many circumstances, be allocated less than the portion of an investment opportunity than Brookfield otherwise would have deemed suitable for it (or none at all), for example, where the opportunity is allocated entirely to another Brookfield Account or shared between the Fund and one or more other Brookfield Accounts, including co-investors.

Brookfield has significant discretion in allocations of investments to the Fund, and there can be no assurance that any particular investment will be allocated to the Fund. As a result of other Brookfield Accounts’ priority rights, the Fund likely will not be offered the opportunity to participate in certain investment opportunities, and participation by the Fund in such opportunities is expected to be limited or curtailed to the extent required by the priority rights of such other Brookfield Accounts or due to certain other considerations. In addition, Brookfield’s allocation of investment opportunities among the Fund and other Brookfield Accounts potentially will result in the allocation of all or none of an investment opportunity to the Fund (including in connection with follow-on investments), or a disproportionate allocation among the Fund and other Brookfield Accounts, with such allocations being less advantageous to the Fund relative to other Brookfield Accounts. Allocating all or any portion of an investment opportunity to one or more other Brookfield Accounts instead of the Fund will reduce the amount available to the Fund for investment. In certain cases, the Fund will likely decline to pursue an investment opportunity if it determines its allocation is too small to be appropriate for the Fund. However, in certain circumstances, neither the “investment mandate” provision of the Fund LPA or the Fund’s Memorandum nor the relevant provisions in other Brookfield Accounts’ documents will be determinative. In these cases, Brookfield is expected to allocate the investment opportunity in accordance with its contractual obligations and/or allocation principles.

Investment opportunities generally will be allocated pursuant to (and in accordance with) the Fund’s and other Brookfield Accounts’ investment priorities (if any) and Brookfield’s allocation policies (as updated from time to time). In cases where the investment mandate of the Fund overlaps with the investment mandate of one or more other Brookfield Accounts, investment opportunities will be allocated on a basis that Brookfield believes is fair and equitable taking into account one or more factors (the “Allocation Factors”), as it deems relevant in its discretion, including (among others): (A) the size, nature and type of the investment opportunity (including the risk and return profiles of the opportunity, expected holding period and other attributes) as well as its fit within each Brookfield Account’s investment focus; (B) the nature of the relevant Brookfield Accounts’ investment mandates (including their investment focus, objectives, strategies, guidelines, limitations, risk-return targets, client instructions (if any)), and risk tolerance, as each is determined and adjusted from time to time over the lives of the Brookfield Accounts; (C) the geographic location of the investment opportunity, and Brookfield’s determination of the appropriateness of the risks of investing in such location for the relevant Brookfield Accounts; (D) investment priorities of each Brookfield Account, including in connection with follow-on opportunities; (E) the relative amounts of capital available (or expected to be available) for investment for the period in which such Investment will be consummated; (F) principles of diversification of investments (including, among others, sector, geographic, risk, asset and/or other portfolio diversification and/or concentration considerations); (G) the expected future capacity of the Brookfield Accounts; (H) the relevant Brookfield Accounts’ liquidity needs (including for pipeline, follow-on, staged draw investments (including funding obligations with respect to such Investments that are contingent upon achievement of certain milestones) and other opportunities pursued by the Brookfield Accounts); (I) the management (including mitigation) of any actual or potential conflict of interest considerations, including in connection with investment in different parts of an issuer’s capital structure; (J) limitations imposed by investors in one or more Brookfield Accounts (pursuant to consent and/or approval rights or as otherwise agreed to with such investors); (K) statutory minimum capital, risk retention and surplus requirements applicable to the relevant Brookfield Accounts; (L) the capital efficiency of the investment opportunity for insurance and/or other purposes; (M) expected or actual ratings or lack of ratings of the investment opportunity; (N) the availability of other appropriate or similar investment opportunities; (O) the extent to which the investment professionals involved in the Fund and such other Brookfield Accounts participated in the sourcing and/or diligencing of the investment opportunity and as a result their knowledge and understanding of the investment opportunity; (P) whether the allocation would result in a Brookfield Account receiving a de minimis amount or an amount below the established minimum quantity; (Q) related-party nature of the transaction and potential conflicts considerations that could arise as a result; (R) whether the relevant Brookfield Accounts are in liquidation; (S) the governing documents of other Brookfield Accounts and/or (T) other considerations deemed relevant by Brookfield (including legal, regulatory, tax, structuring, compliance, investment-specific, timing and similar considerations). The factors considered by Brookfield in allocating investments among the Fund, on the one hand, and other Brookfield Accounts, on the other hand, can be expected to change over time (including to consider new, additional factors) and different factors will likely be emphasized or be considered less relevant to different investments. To the extent that the Manager determines that an overlap situation is likely to be recurring for particular types of investment opportunities, the Manager could (but will not be required to) determine to apply the Allocation Factors in accordance with a formulaic or other systematic approach for any period of time, as it deems appropriate in its sole discretion.

The determination of whether an investment opportunity is within the scope of the Fund’s investment mandate or more suitable for another Brookfield Account will be made in the sole discretion of Brookfield. Further, if Brookfield determines that the investment opportunities in respect of a particular sector (which can be comprised of multiple industries) or region are expected (in the fullness of time) to exceed appropriate portfolio concentration considerations related thereto, Brookfield may act as general partner and/or manager to, and otherwise participate in, other Brookfield Accounts, including sidecar funds and any investment opportunity related thereto will thereafter be allocated between the Fund and the applicable other Brookfield Account on a basis that Brookfield believes is fair and equitable taking into account various factors, including the Allocation Factors (which may include allocating investment opportunities in accordance with a formula or other systematic approach that Brookfield determines to be fair and equitable at the time such sector- or region-specific Brookfield Account is formed). In some instances, Brookfield may receive new, different or additional information regarding an investment opportunity during the course of performing continued due diligence on such investment opportunity. To the extent such investment opportunity had already been allocated to one or more Brookfield Accounts pursuant to the allocation methodology described above, Brookfield is not obligated to reconsider its allocation decision, and may elect not to do so, including in cases where structuring work has already been undertaken with respect to the initial allocation or changing the allocation would otherwise be costly or burdensome.

The existence of other Brookfield Accounts with overlapping objectives will reduce the Fund’s exposure to investment opportunities that fall within the Fund’s investment mandate, potentially materially so, and its overall returns. Moreover, any such Brookfield Account may, due to legal, regulatory, tax, accounting or other similar considerations applicable to such Brookfield Account, be required to exit certain investments in which the Fund has also participated in advance of the Fund, and, as a result, the returns to the Fund may be negatively impacted. See “—Investments with Related Parties” for additional information. Certain Brookfield Accounts are expected to contractually or legally limit the investment opportunities available to the Fund. For example, certain Brookfield Accounts may agree with investors that co-investment opportunities first be offered to the investors in such product prior to any such opportunity being offered to the Fund, or may limit the percentage of any co-investment opportunities that may be allocated to the Fund.

The process for making allocation determinations is inherently subjective and the factors considered by Brookfield in allocating investments among the Fund and other Brookfield Accounts are expected to change over time (including to consider new, additional factors) and one or more different factors are likely to be emphasized or be considered less relevant with respect to different investments depending on the then-existing facts and circumstances deemed relevant by Brookfield and taking into account the broader facts and circumstances and portfolio construction considerations applicable to each Brookfield Account. In some cases, this will result in certain transactions being shared among two or more Brookfield Accounts (including, for example on a rotational, pro rata or other basis), while in other cases it will result in one or more Brookfield Accounts being excluded from an investment entirely.

Since certain Brookfield Accounts represent Brookfield’s proprietary investment activities, the fact that investment opportunities deemed unsuitable for the Fund may be pursued by Brookfield itself presents a conflict of interest when making such suitability determination. Brookfield will make such suitability determination in a manner consistent with its fiduciary duties to the Fund, but will not be required to disclose to the Board or the Unitholders the specific instances in which Brookfield has pursued an investment on a proprietary basis after having deemed it unsuitable for the Fund. Additionally, from time to time, Brookfield may identify an investment opportunity that could otherwise be suitable for the Fund, but which, as a result of the particular facts and circumstances surrounding such investment opportunity at such time, Brookfield determines is not appropriate for the Fund and instead invests on its own behalf (for example, if such investment opportunity falls within a sector, industry or geography that is relatively new to Brookfield and therefore Brookfield determines it does not have sufficient expertise, knowledge or scale to invest prudently on behalf of the Fund). In such cases, subsequent similar investment opportunities may be allocated to the Fund, even when the original similar investment opportunities were pursued by Brookfield on a proprietary basis.

Notwithstanding anything in the foregoing to the contrary, opportunities to invest in asset managers, including companies that provide investment advisory and/or operational services with respect to assets that Brookfield Accounts focus on investing in (collectively, “Asset Management Opportunities”), will generally be allocated to Brookfield over other Brookfield Accounts, consistent with Brookfield’s broader business platform and evolution thereof over time. Among other things, these opportunities could be part of a larger transaction comprising both an asset component and an Asset Management Opportunity component, with the Asset Management Opportunity being allocated to Brookfield and other assets being allocated to (and/or among) other Brookfield Accounts. As noted elsewhere herein, asset managers that Brookfield invests in generally will be engaged to provide services to Brookfield Accounts and their investments.

Furthermore, Brookfield may be offered a future investment opportunity related to, or arising from, an existing Investment (including opportunities that align with and/or are otherwise synergistic with Investments), and such future investment opportunity may be allocated to another Brookfield Account, instead of being allocated to the Fund because of timing, portfolio construction considerations (e.g., the Fund’s applicable investment limitations, if any), priority or other considerations, such as lack of required capital from subscriptions. These subsequent investments may dilute or otherwise adversely affect the interests of the previously invested Brookfield Accounts (including the Fund).

As a result of the foregoing, opportunities sourced by Brookfield that would otherwise be suitable for the Fund may not be available to the Fund in their entirety and/or the Fund may receive a smaller allocation of such opportunities than would otherwise have been the case. See “—Allocation of Co-Investments” below.

For the avoidance of doubt, any investment opportunity allocated to the Fund may not ultimately be made by the Fund, or may be made in an amount that was less than initially allocated to the Fund, due to portfolio construction or other similar considerations (including, but not limited to, the availability of capital (or lack thereof), any applicable investment limitations or other concentration considerations), as determined by Brookfield in its discretion. As a result, the Fund may not invest the full amount of any investment opportunity that was allocated to it.

Potential investors should note that the terms of any existing and future Brookfield Accounts alongside and in which the Fund may invest (including with respect to the economic terms such as management fees and performance-based compensation and the calculations, timing and amount thereof, investment limitations, co-investment arrangements, geographic and/or sector focus/limitations, veto rights with respect to investments, liquidity rights, diversification parameters and any governance rights, reporting rights or information rights afforded to investors of such Brookfield Accounts and other matters) can be expected to materially differ, and in some instances will be materially more favorable to the investors in such Brookfield Accounts. For example, one or more Brookfield Accounts could have investment objectives that are more narrowly focused (e.g., focusing on one asset class, sector and/or one geographic region) than the investment objectives of the Fund. Such different terms will from time to time create potential conflicts of interests for Brookfield or its affiliates, including with respect to the allocation of investment opportunities and could otherwise impact the calculation and presentation of investment returns. In particular, the existence of different rates and timing of performance-based compensation may create a potential conflict of interest for Brookfield or its affiliates in connection with the allocation of investment opportunities, as such variation may create an incentive for Brookfield to allocate a greater percentage of an investment opportunity to the Fund or such Brookfield Accounts, as the case may be.

In addition, Primary Commitments in other Brookfield Accounts will generally be made during the fundraising period for such other Brookfield Accounts and the General Partner and its affiliates (including Brookfield) have an interest in ensuring that any target or so-called “hard caps” that are set for maximum amounts to be raised for such other Brookfield Accounts are achieved. Accordingly, the General Partner will have an incentive to subscribe (or recommend subscriptions) for commitments to those other Brookfield Accounts that are at risk of not reaching any such target or “hard cap” (which could be for a variety of reasons that are not necessarily within their control), which could result in increased subscriptions to such other Brookfield Accounts and corresponding less to other more highly-performing Brookfield Accounts or other Third-Party Pooled Investment Vehicles, which would adversely affect the returns generated by the Fund.

From time to time, the Fund may fund deposits or incur other costs and expenses in respect of an investment opportunity that is ultimately shared with or made entirely by another Brookfield Account. In such cases, such other Brookfield Account would be expected to reimburse the Fund for such deposits or other costs or expenses. In other cases, another Brookfield Account may fund deposits or incur other costs and expenses in respect of an investment opportunity that is ultimately shared with or made entirely by the Fund, in which case the Fund will similarly be expected to reimburse such other Brookfield Account for such deposits or other costs or expenses. Any such reimbursements are expected, but not guaranteed, to include expenses (including other amounts related to borrowings) incurred by the Fund or such other Brookfield Account, and Brookfield will determine in its reasonable discretion whether such reimbursements will include any interest or other compensation for making any deposits or funding such other costs or expenses, which interest would generally be set at a rate aligned with such Brookfield Account’s credit facility, the preferred return of such Brookfield Account or another rate determined by Brookfield to be reasonably applicable (which rate may be higher or lower than the rate applicable to the reimbursing Brookfield Account’s credit facility). Neither Unitholder approval nor Board approval will be required in connection with such transactions.

Additionally, there are expected to be circumstances where the Fund incurs significant costs and expenses, such as legal, accounting and expert fees, travel expenses and other items properly classifiable as Broken Deal Expenses in connection with sourcing, investigating, negotiating and evaluating potential transactions that are not ultimately consummated by the Fund, but subsequently such potential investments are ultimately consummated by another Brookfield Account and/or, subject to the terms of any governing document of the Fund or any Brookfield Account, by Brookfield itself (or one or more individual partners or employees thereof), which in the case of Brookfield or such individual(s), may specifically (but need not) occur for relationship reasons and may or may not entail such individual(s) bearing a portion of related diligence and other expenses. In particular, given that the Fund’s mandate will overlap with other Brookfield Accounts, and that the investment teams of the Fund and other Brookfield Accounts are expected to be largely or entirely comprised of the same investing and operating professionals, it is expected that certain investment opportunities initially evaluated by the Fund may ultimately be consummated by another Brookfield Account when the investment opportunity is suitable for both the Fund and such other Brookfield Account. The converse may apply as well (i.e., there may be circumstances where the Fund makes an investment that was previously evaluated by a Brookfield Account pursuant to which such Brookfield Account incurred significant broken deal expenses). The passage of time between a deal breaking and subsequently being consummated may be relatively short. In some circumstances, it can be expected that the party originally incurring broken deal expenses will not be reimbursed, either in whole or in part, by the party that ultimately consummates the investment. This is the case even though the party making the investment will have benefitted from the knowledge, work and insight gained as a result of the previous evaluation of the investment (which was paid for by the party that did not make the investment).

To the extent the Fund jointly holds Investments with any other Brookfield Account that has a different expected duration or different liquidity or economic terms, conflicts of interest will arise between the Fund and such other Brookfield Account with respect to the timing and manner of disposition of opportunities. In order to mitigate any such conflicts of interest, the Fund may recuse itself from participating in any decisions relating to such Investment. If such other Brookfield Account maintains voting rights with respect to the Investments it holds, or if the Fund does not recuse itself, Brookfield may be required to take action where it will have conflicting loyalties between its duties to the Fund and such other Brookfield Account, which may adversely impact the Fund. Even if the Fund and such other Brookfield Account and/or co-investment or other vehicles invest in the same Investment, conflicts of interest may still arise. For example, it is possible that as a result of legal, tax, regulatory, accounting or other considerations, the terms of such Investment (including with respect to price and timing) for the Fund and/or such other Brookfield Account and/or co-investment or other vehicles may not be the same. Additionally, the Fund and such other Brookfield Account and/or co-investment or other vehicles will generally have different expiration dates, investment objectives (including return profiles) and/or economic terms and Brookfield, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities and such differences may also impact the allocation of investment opportunities (including follow-on Investments related to earlier Investments made by the Fund and such other Brookfield Account). Such other Brookfield Account and/or co-investment or other vehicles may also have certain governance rights for legal, regulatory or other reasons that the Fund will not have. As such, the Fund and/or such other Brookfield Account and/or co-investment or other vehicles may dispose of a shared Investment (or choose whether to invest in related investments (such as follow-on investments)) at different times and on different terms, and investors therein may receive different consideration than is offered to the Unitholders (e.g., Unitholders may receive cash whereas investors in such other Brookfield Account and/or co-investment or other vehicles may be provided the opportunity to receive distributions in-kind in lieu thereof). Furthermore, another Brookfield Account may take actions, such as seeking to obtain regulatory approvals, in connection with the making of an investment or potential investment that subject other Brookfield Accounts, including the Fund, to regulatory or contractual obligations, which could result in the Fund taking actions that it would not have otherwise taken, including giving up governance rights with respect to an Investment. In the event that, upon disposition of such shared Investment, Unitholders receive distributions in cash and investors of such other Brookfield Account and/or co-investment or other vehicles receive distributions in kind, the returns of the Fund’s Unitholders on such shared investment may be less than those investors of such other Brookfield Account and/or co-investment or other vehicles who received distributions in kind and liquidated the corresponding Investments at a later time. In addition, Investments alongside a Brookfield Account in public securities may also result in conflicts of interest that do not apply to other joint Investments. Following an IPO or subsequent public offering of a portfolio company in which the Fund and any other Brookfield Accounts hold an investment or otherwise if at any time the Fund and another Brookfield Account both hold public securities in the same portfolio company, the Fund and such other Brookfield Account are generally permitted to exit such public securities at different times and on different terms through sales on the public markets Brookfield may reach different conclusions for each such vehicle on the decision of whether, when and at what price to sell such securities based on the different expiration dates and/or investment objectives of the Fund and such other Brookfield Accounts or for other reasons, and this may result in other Brookfield Accounts exiting earlier or at a higher price than the Funds (or vice versa). Alternatively, the Fund and any other Brookfield Accounts may dispose of Investments together and the timing of such disposition may in part be driven by another Brookfield Account’s term or return profile that may be different from the Fund’s, particularly in light of the Fund’s perpetual nature.

Incentive to Allocate Investment Opportunities Among the Fund and Other Brookfield Accounts. Brookfield will generally have different economic interests in different Brookfield Accounts, including, among other things, because certain Brookfield Accounts are wholly-owned by Brookfield; Brookfield makes different capital commitments to different Brookfield Accounts; certain Brookfield Accounts pay variable fees or other incentive-based compensation (such as carried interest) at different rates; certain Brookfield Accounts are more (or less) likely to generate variable fees and any incentive-based compensation at all (or to generate variable fees and/or incentive-based compensation earlier (or later) in time); because certain Brookfield Accounts charge management fees that are calculated based on their amount of capital deployed; and/or because certain Brookfield Accounts include management fee offset provisions. As a result, there could be circumstances in which the aggregate economic benefit to the General Partner, the Manager and their respective affiliates from allocating an investment opportunity in whole or in part to another Brookfield Account (including a co-investment vehicle) is (or is expected to be) greater than if the particular investments were made solely by the Fund. Similarly, given its varying economic interests in different Brookfield Accounts, Brookfield will face conflicts of interests in valuing portions of an investment opportunity that is allocated among different Brookfield Accounts, in particular where a portion of the opportunity is to be allocated to a Brookfield Account in which Brookfield has a significantly larger economic interest relative to the other Brookfield Account that is participating in the opportunity. Notwithstanding the foregoing, Brookfield will make allocation and valuation decisions in accordance with its fiduciary duties to Brookfield Accounts, consistent with each Brookfield Account’s governing documents and Brookfield’s internal policies and procedures.

In addition, Brookfield has entered into and anticipates entering into formal or informal arrangements (including one or more strategic partnerships that involve an arrangement or an account pursuant to which an investor makes a commitment to invest in or alongside the Fund as well as participate in other Brookfield Accounts (each, a “Program Account”) or other multi-investment co-investment vehicles) pursuant to which Brookfield benefits economically, directly or indirectly, from offering co-investment opportunities to one or more Unitholders or other persons. Such arrangements will grant certain rights not offered to other Unitholders, including, (a) reducing fees and/or incentive compensation (or providing a rebate thereof) in respect of the Fund and other Brookfield Accounts and (b) offering priority co-investment opportunities alongside the Fund and/or other Brookfield Accounts with a minimum target allocation and reducing fees and/or incentive compensation (or providing a rebate thereof) where such minimum targets are not met. In connection with such arrangements, Brookfield may agree to provide reduced fees and/or incentive compensation (or a rebate thereof), including in respect of the Fund, in the instance that such investor is not allocated its full allocation of co-investment opportunities. As a result of any such circumstances, Brookfield will be incentivized to allocate a greater portion of an investment opportunity to a co-investor or any other Brookfield Account than it would otherwise allocate in the absence of such economic circumstances. Furthermore, Brookfield’s allocation of any co-investment opportunities may benefit the General Partner, the Manager or any of their respective affiliates in other ways, including increased subscriptions to the Fund and commitments to other Brookfield Accounts. See “—Affiliate Services and Transactions” below.

Allocation of Co-Investments. Investing in the Fund does not entitle any Unitholder to allocations of co-investment opportunities and Unitholders will not have any right to receive co-investments. However, certain other Brookfield Accounts have the option to offer investors in such other Brookfield Accounts and other parties (including Brookfield affiliates, investors in the Fund and in other Brookfield Accounts and to strategic partners) the opportunity to invest alongside such other Brookfield Accounts, or “co-invest” in an investment such other Brookfield Accounts are making. Such co-investment opportunities can reduce the number of investment opportunities or lead to reductions in the size of specific investment opportunities, in each case that would otherwise be allocated to the Fund.

In addition, but subject to the foregoing, Brookfield may also, without notice to the Unitholders, determine to provide additional priority rights with respect to all or a select geographic, industry or other subset of future co-investment opportunities generally to certain Unitholders and/or third parties (but not to other Unitholders, including similarly situated Unitholders) or other persons (including Brookfield), including those described above, pursuant to contracts or other arrangements with such Unitholders or other persons (including through a Program Account). Affiliates of the Manager may form and manage one or more investment vehicles or accounts through which Unitholders or other persons would participate in co-investment opportunities. Inclusion in, and the terms of, such a program will be determined by Brookfield in its discretion, which may include some or all of the factors described above. Except to the extent a Unitholder has entered into an agreement with Brookfield pursuant to which Brookfield has granted such Unitholder a right with respect to co-investment opportunities, Unitholders should be aware that they have no such right, and should not expect that they will be offered any co-investment opportunities.

Facilitation of Investments. From time to time, in order to facilitate investment activities in a timely and efficient manner, Brookfield and/or other Brookfield Accounts could fund obligations and/or incur other costs and expenses (including, among other things, by equity investments, use of credit facilities and/or issuance of guarantees or letters of credit) in respect of an Investment that ultimately is shared with or made entirely by the Fund and/or co-investors, and/or the Fund could fund obligations and/or incur other costs and expenses in order to facilitate an Investment that is ultimately shared with co-investors. These arrangements are intended to facilitate Investments that Brookfield has determined to be in the Fund’s best interests. But for these forms of support, the Fund could lose access to investment opportunities (if, for example, it has insufficient capital to consummate the opportunity, or if co-investors have not yet been identified for an excess investment opportunity). Brookfield believes that facilitating investments in this manner benefits the Fund overall through the ability to participate in and benefit from these synergistic arrangements and to make investments that otherwise would not be completed. These arrangements, however, give rise to conflicts of interest considerations.

Under these arrangements, the relevant ultimate investor (whether Brookfield, the Fund, another Brookfield Account, an Intermediate Entity or a co-investor) will be expected to reimburse the relevant entity that facilitates the Investment (whether Brookfield, the Fund, an Intermediate Entity or another Brookfield Account) for its facilitation of the Investment and/or related fees, costs and expenses, as well as carrying charges applicable to such funding activity, pursuant to the terms agreed to with such entity and as otherwise described herein. In certain situations, such as short-term funding durations, these arrangements may not include any interest, fees, expenses and/or other compensation payable to the party funding the Investment, as deemed appropriate by Brookfield, in its discretion, under the circumstances.

From time to time, Brookfield and/or a Brookfield Account will agree to support an Investment via a backstop (or similar arrangement) in respect of all or a portion of an excess investment opportunity that relates to an investment that has been allocated to the Fund in order to facilitate the closing of such Investment, with the intent of syndicating such backstopped portion to co-investors (including other Brookfield Accounts and/or Brookfield) prior to or following the Fund closing on such Investment. Brookfield’s and/or another Brookfield Account’s backstopped portion of the investment opportunity will be reduced in whole or in part to the extent that (a) all or any portion of such excess investment opportunity is successfully syndicated to co-investors (whether by Brookfield, a Brookfield Account or a third party such as an investment bank or a Third-Party Pooled Investment Vehicle) and/or (b) additional proceeds from the Investment become available through, among other things, financing or refinancing of all or a portion of the Investment or proceeds from the sale of all or a portion of the Investment, as determined by Brookfield in its sole discretion. In the event that both Brookfield and/or another Brookfield Account, on the one hand, and the Fund, on the other hand, have backstopped portions of an Investment that exceed the amount the Fund intends to hold as its long-term investment, Brookfield’s and/or another Brookfield Account’s backstop reduction will be in priority to the reduction of any other portion of the excess investment opportunity that is to be syndicated by the Fund to co-investors (including other Brookfield Accounts, Brookfield and/or Third-Party Pooled Investment Vehicles) or any repayment of borrowings or other obligations of the Fund. Therefore, Brookfield’s and/or the other Brookfield Account’s backstop will be reduced using the first available syndication opportunities (or other proceeds available) and the Fund’s portion of the backstop will only be reduced once Brookfield’s and/or the other

Brookfield Account’s backstop has been fully extinguished. Using proceeds from an Investment to reduce and/or extinguish Brookfield’s and/or another Brookfield Account’s backstopped portion of an excess investment opportunity could have an adverse impact on the Investment and the Fund’s Investment therein, and the Fund’s Investment could receive a lower return than that received by Brookfield and/or another Brookfield Account. Furthermore, to the extent the Fund is unable to fully syndicate (or otherwise be repaid for) its backstop amount, the Fund’s Investment will be larger than the General Partner, the Manager or Brookfield originally intended, and larger than it would have been had the Fund syndicated its backstop amount before Brookfield and/or the other Brookfield Account.

In certain situations, the Fund will close an investment transaction (in whole or in part) using funding from its credit facility (or similar credit arrangements) prior to syndicating an excess investment opportunity to co-investors, and, in order to facilitate a Brookfield and/or another Brookfield Account’s backstop arrangement, Brookfield and/or the other Brookfield Account will take nominal ownership of their backstopped portion of the Investment at such time (notwithstanding that the backstopped portion is funded using the Fund’s credit facility (or similar credit arrangement) and not by Brookfield and/or the other Brookfield Account (i.e., Brookfield and/or the other Brookfield Account will utilize the Fund’s credit facility to fund their backstop amount). In such cases, in the event the excess investment opportunity is not fully syndicated, Brookfield and/or the other Brookfield Account will repay their pro rata portion of the principal and interest payments that come due and payable under such loan facilities in connection with drawings related to the unsyndicated backstopped portion of the Investment (but, for the avoidance of doubt, will not bear any other fees and/or expenses relating to the establishment and maintenance of the loan facilities, including for example set-up costs, standby and/or commitment fees relating to undrawn amounts, fees and expenses relating to renegotiation, extension and/or renewal of the facilities, and other fees and/or expenses, which will only be borne by the Fund and its Unitholders). Alternatively, in situations where the Fund is not able to use funding from its credit facility (or similar credit arrangements) to fund Brookfield’s and/or another Brookfield Account’s backstopped portion of the Investment, Brookfield and/or the other Brookfield Account could choose to directly fund the backstopped portion (in whole or in part) at closing of such Investment. To the extent the Fund later becomes able to use funding from its loan facilities after closing on the Investment, the Fund could reimburse Brookfield and/or the other Brookfield Account (via a loan or a similar financing arrangement) for all or a portion of the backstopped portion of the Investment that Brookfield and/or the other Brookfield Account has already funded, on equivalent terms as if such backstopped portion had been funded using the credit facility (or similar credit arrangements) at closing of such Investment. In such cases, Brookfield and/or the other Brookfield Account will be responsible for their pro rata portion of the principal and interest payments that come due and payable under such loan facilities in connection with drawings related to the unsyndicated backstopped portion of the Investment (but, for the avoidance of doubt, will not bear any other fees and/or expenses relating to the establishment and maintenance of the loan facilities, including for example set-up costs, standby and/or commitment fees relating to undrawn amounts, fees and expenses relating to renegotiation, extension and/or renewal of the facilities, and other fees and/or expenses will be borne by the Fund and its Unitholders.

Client and Other Relationships. Brookfield and Walled-Off Businesses (as defined below) each have long-term relationships with a significant number of developers, institutions and corporations and their advisors (“Brookfield Client Relationships”). These Brookfield Client Relationships may hold or may have held investments similar to the Investments intended to be made by the Fund, including certain investments that may represent appropriate investment opportunities for the Fund. These Brookfield Client Relationships may compete with the Fund for investment opportunities. Brookfield will continue to maintain such Brookfield Client Relationships after the establishment of the Fund. In determining whether to pursue a particular opportunity on behalf of the Fund, the General Partner, the Manager and Brookfield may consider the Brookfield Client Relationships, and there may be certain potential opportunities which would not be pursued on behalf of the Fund in view of such Brookfield Client Relationships. In addition, the Fund may invest or enter into joint ventures or other similar arrangements with clients of Brookfield in particular Investments, and the relationship with such clients may influence the decisions made by the General Partner, the Manager and Brookfield with respect to such Investments.

Pursuit of Investment Opportunities by Certain Non-Controlled Affiliates. Certain companies affiliated with Brookfield (a) are controlled, in whole or in part, by persons other than Brookfield or entities controlled by it, including, for example, joint ventures or similar arrangements with third parties where Brookfield does not have complete control or (b) do not coordinate or consult with the Manager with respect to investment decisions (together, “Non-Controlled Affiliates”). Such Non-Controlled Affiliates are likely to have investment objectives which overlap with the Fund’s Investment objectives and conflicts are likely to arise therefrom. For example, from time to time such Non-Controlled Affiliates or investment vehicles managed by such Non-Controlled Affiliates will pursue investment opportunities which are suitable for the Fund but which are not made available to the Fund since such Non-Controlled Affiliates do not consult with and/or are not controlled by Brookfield.

CONFLICTS RELATING TO INVESTMENT BY OTHER BROOKFIELD ACCOUNTS

Advice to Other Brookfield Accounts May Conflict with the Fund’s Interests. It is expected that (a) Brookfield (including through the Manager or the General Partner, their personnel or one of their affiliates) will give advice, and take actions, with respect to current or future Brookfield Accounts (including BAM and proprietary accounts of Brookfield) that will compete or conflict with the advice the Manager gives to the Fund, or will involve a different timing or nature of action than that taken with respect to the Fund, and (b) investments by Brookfield Accounts may have the effect of diluting or otherwise disadvantaging the values, prices, or investment strategies of the Fund. When another Brookfield Account either manages or implements a portfolio decision ahead of, or contemporaneously with, portfolio decisions for the Fund, market impact, liquidity constraints, or other factors could result in the Fund receiving less favorable results, paying higher transaction costs, or being otherwise disadvantaged.

In making certain decisions with regard to the Fund’s Investments that compete with or differ from the interests of one or more Brookfield Accounts, the General Partner or the Manager could face certain conflicts of interest between the interests of the Fund and the interests of such Brookfield Accounts. These potential conflicts will be exacerbated in situations where Brookfield is entitled to higher fees from other Brookfield Accounts than from the Fund, where portfolio managers making an allocation decision are entitled to performance-based compensation from another Brookfield Account, where there are differences in proprietary investments in the Fund and another Brookfield Account (including the Related-Party Investor, as defined below) or where there are capacity constraints with respect to a particular strategy or opportunity as a result of, for example, position limits and/or regulatory reporting obligations applicable to the Manager. In addition, as an Investment changes over time, additional conflicts of interest are expected to arise, including as a result of earlier investment allocation decisions. Brookfield (including in its affiliates’ capacity as the general partner or investment manager of a Brookfield Account) will determine the appropriate investment decision for each Brookfield Account (including the Fund) and Brookfield, taking into account the mandate and interests of such Brookfield Account (where applicable) and, when applicable, in accordance with Brookfield’s investment allocation protocols and such Brookfield Account’s governing documents. The investment and divestment decisions made with respect to other Brookfield Accounts may be made without regard to the interests of the Fund, even where such decisions are informed by the Fund’s investment activities and/or adversely affect the Fund.

In addition, certain Brookfield Accounts (and/or portfolio companies of such Brookfield Accounts) may provide investment banking and other advisory services to third parties with respect to assets in which the Fund may be invested or seeking to invest. The interests of such Brookfield Accounts (and/or portfolio companies of such Brookfield Accounts) in such circumstances may conflict with those of the Fund, and the Fund may compete with such Brookfield Accounts (and/or portfolio companies of such Brookfield Accounts) in pursuing certain investments.

Different business units and teams within the Manager and Brookfield may take views, and make decisions or recommendations, that are different than other areas of the Manager and Brookfield. Different portfolio management teams within the Manager and Brookfield may make decisions or take (or refrain from taking) actions with respect to Brookfield Accounts they advise in a manner that may be different than or adverse to the Fund. Such teams might not share information with the Fund’s portfolio management team, including as a result of certain information barriers. See “—Data and Information Sharing” below.

While such Brookfield Accounts are expected to negotiate for certain control rights over (and to offer strategic advice to) the Third-Party Pooled Investment Vehicles in which it acquires interests, such Third-Party Pooled Investment Vehicles will not be “Brookfield Accounts” and will not be considered “affiliates” of Brookfield for purposes of the provisions of the Fund LPA that limit the Fund’s ability to transact with Brookfield affiliates. Furthermore, other Brookfield Accounts are not restricted from purchasing Investments from, selling Investments to, or otherwise transacting with or alongside such Third-Party Pooled Investment Vehicles. Such transactions may result in a conflict between the interests of such Brookfield Accounts and the interests of the Fund. Furthermore, the Fund may not have an active role in the management of such Third-Party Pooled Investment Vehicles or their portfolio investments and may have limited opportunities to control the day-to-day operation of Investments through Third-Party Pooled Investment Vehicles. Decisions made by general partners of such Third-Party Pooled Investment Vehicles could compete or differ with interests of the Fund and other Brookfield Accounts in which the Fund invests in or alongside. See “—Risks Associated with the Fund’s Investments––General Risks Related to Investments in Third-Party Fund Managers and Third-Party Pooled Investment Vehicles”.

Allocation of Personnel. The General Partner, the Manager and their affiliates will devote such time as they deem necessary to conduct the business affairs of the Fund in an appropriate manner. However, the various teams and personnel working on the Fund will also work on matters related to other Brookfield Accounts. Accordingly, conflicts may arise in the allocation of personnel among the Fund and such other strategies. For example, certain of the investment professionals who are expected to devote their business time to the Fund are also contractually required to, and will, devote substantial portions of their business time to the management and operation of BAM, Brookfield and other Brookfield Accounts, and such circumstances may result in conflicts of interest for such portfolio managers and/or other personnel who are in a similar position.

Transfers and Secondments. From time to time, Brookfield facilitates transfers and/or secondments of personnel to (or from) one Brookfield Account (and/or its portfolio investments) from (or to) Brookfield or another Brookfield Account (and/or its portfolio investments). A transfer refers to the termination of an employee’s employment with their employer company and their transfer to a new employer company. A secondment refers to the temporary assignment of an employee from their employer company to another company, typically for a period of two years or less.

Such movements are designed to fill roles at the companies to which individuals are transferred and/or seconded and provide value to personnel (via facilitation of individual career development objectives), the companies to which personnel are transferred / seconded (via filling of essential roles with suitable candidates), and the companies from which personnel are transferred / seconded (via optimization of the workforce).

Brookfield has adopted policies designed to ensure that such personnel movements are effected in accordance with applicable legal and regulatory requirements and that the conflicts considerations that arise in connection therewith are appropriately resolved. Among other things, for each transfer or secondment, Brookfield will seek to ensure that: (a) the company to which an individual is transferred or seconded has a legitimate business need for the position that the individual is to fill, (b) the individual is suitable for the position that they are to fill; and (c) if the transfer or secondment is to a client account: (i) the position does not involve an activity that Brookfield, as manager of the client account, is required to perform; and (ii) the compensation to be paid for the position by the company to which the individual is being transferred / seconded is within the market compensation range for such position (up to, and including, the top end of such market compensation range).

In connection with each transfer or secondment, the company to which an individual is transferred or seconded will bear the compensation and overhead expenses relating to the employee (including salary, benefits, and long- and short-incentive compensation, among other things). As noted, Brookfield generally will seek to ensure that the compensation proposed to be paid for the position by the company to which the individual is being transferred or seconded is within the market compensation range for such position. In determining the market compensation range for the position, Brookfield generally will take into account factors that it deems relevant, including (among others): the company’s industry and geography; compensation paid by the company (or one or more similar companies) to one or more employees filling comparable positions; compensation paid by the company (or one or more similar companies) to one or more employees recently hired to fill (or terminated from) comparable positions; independent compensation benchmarking data, such as a third-party market compensation study; and/or third-party (e.g., recruiter, compensation consultant or other adviser) guidance regarding the market compensation range for the position; and/or other objective and/or subjective factors deemed reasonable by Brookfield under the circumstances.

Where Brookfield takes into account independent compensation benchmarking data, such as a third-party market compensation study, Brookfield generally will rely on the most recent study that it is utilizing for recruitment and compensation benchmarking purposes in the relevant company’s industry and/or geography.

However, such compensation benchmarking data will, in certain cases, be from a different year than the year in which the transfer or secondment is effected because Brookfield and/or the relevant portfolio investment are not generally expected to participate in (and purchase) market studies every year, as the market does not generally vary significantly from year to year. In interim periods between market studies, Brookfield expects to use information such as changes in consumer price index, insight from recruitment efforts and/or other factors to adjust (as necessary) compensation ranges.

Secondments will be on a full-time or part-time basis, as determined by Brookfield taking into account relevant facts-and-circumstances. Generally, part-time secondments will be based on the amount of time Brookfield estimates that the individual will spend between the two (or more) Brookfield Accounts (i.e., the “Secondment Split”). These estimates will be based on subjective determinations, which could be based on the estimated number of days per week that the individual will spend working for each Brookfield Account or another estimate deemed fair and reasonable under the then-existing facts-and-circumstances. The compensation expenses recovered from the company to which an employee is seconded will be appropriately pro-rated based on: (x) the length of the secondment period during the applicable calendar year and (y) in the case of a part-time secondment, the Secondment Split.

For clarity, pursuant to the foregoing, Brookfield expects to, among other things, transfer and/or second certain of its employees to companies held by its client accounts, including the Fund. As noted, the companies to which such individuals are transferred and/or seconded to will bear the employees’ applicable compensation expenses. In certain cases, Brookfield will advance compensation to such employees and be subsequently reimbursed by the applicable Brookfield Accounts (and/or their Investments). Any such compensation expenses borne by Brookfield Accounts (and/or their Investments) will not be credited against or otherwise reduce the Management Fee and Performance Participation Allocation that are payable to the Manager, the Special Unitholder or another Brookfield entity. Additionally, the method for determining how (A) certain compensation arrangements are structured and valued (particularly with respect to the structure of various forms of incentive compensation that vest over time and whose value upon payment is based on estimates) and (B) overhead expenses are allocated, in each case require certain judgments and assumptions, and as a result Investments (and indirectly the Fund) may bear higher costs than they would have had such expenses been valued, allocated or charged differently.

Brookfield could benefit from arrangements where Brookfield employees are hired or retained by, or seconded to, one or more Investments or a Brookfield affiliate on behalf of an Investment (for example, in the case where an Investment makes a fixed payment to Brookfield to compensate Brookfield for a portion of an employee’s incentive compensation, but such employee does not ultimately collect such incentive compensation). Additionally, there could be a circumstance where an employee of Brookfield or a portfolio company of a Brookfield Account, Walled-Off Business or Walled-Off Business Account may become an employee or secondee of one or more of the Investments (or vice versa) and, in connection therewith, be entitled to retain unvested incentive compensation received from the company it is transferring or being seconded from. While such incentive compensation would be subject to forfeiture under other circumstances, given the prior employment by a Brookfield related company, such incentive compensation may continue to vest as if such employee continued to be an employee of the company from which it is transferring. The arrangements described herein will not require Board approval or Unitholder approval, and such amounts will not offset or otherwise reduce the Management Fee.

Other Activities of the Manager and Investment Committee. The members of the Investment Committee of the Fund and other Brookfield employees who will play key roles in managing the Fund and employees of portfolio companies will all spend a portion of their time on matters other than or only tangentially related to the Fund. Time will be spent on managing and exiting investments of other Brookfield Accounts, including investments made on behalf of Brookfield, and on providing services to and effecting transactions on behalf of other groups within Brookfield and Brookfield Accounts other than the Fund. Such obligations of these individuals could conflict with their responsibilities to the Fund. These potential conflicts may be exacerbated in situations where employees may be entitled to greater incentive compensation or other remuneration in connection with certain responsibilities than in connection with other responsibilities (including responsibilities in connection with the Fund) or where there are differences in proprietary investments in the Fund and another Brookfield Account (including the Related-Party Investor).

Data and Information Sharing. In light of the extensive scope of Brookfield’s activities, Brookfield often has or obtains data and information that are utilized by Brookfield, other Brookfield Accounts and/or their portfolio companies across multiple strategies, businesses and operations that it would not otherwise have or obtain in the ordinary course. For example, information relating to business operations, trends, budgets, customers or users, assets, funding and other metrics that Brookfield has or acquires through its management of other Brookfield Accounts and/or its own business and investment activities is used by Brookfield to identify and/or evaluate potential Investments for the Fund and to facilitate the management of Investments, including through operational improvements. Conversely, Brookfield uses data and information that it has or acquires in connection with the Fund’s activities for the benefit of its own business and investment activities as well as those of other Brookfield Accounts and their portfolio companies. From time to time, Brookfield expects to commission third-party research, at the Fund’s expense, in connection with its diligence of a Fund investment opportunity or in connection with its management of an Investment, and such research is expected to subsequently be available to other Brookfield Accounts and Walled-Off Business Accounts (as defined below) (who will generally not be required to compensate the Fund for the benefit they receive from such research). Such benefits could be material and Brookfield will have no duty, contractual, fiduciary or otherwise, to keep such information confidential from, or not use such information in connection with the business and investment activities of itself, other Brookfield Accounts and/or their portfolio companies.

Brookfield believes that it will be better able to anticipate macroeconomic and other trends, and otherwise make more informed investment and other decisions for the Fund as a result of its access to (and rights regarding) the data and information that it has or obtains through the business and investment activities of Brookfield, other Brookfield Accounts and/or their portfolio companies. Brookfield will also make investment and other decisions for itself, other Brookfield Accounts and their portfolio companies on the basis of information Brookfield has or obtains through the Fund’s investment activities. Brookfield believes that using this data and information from across Brookfield Accounts (including the Fund) and their portfolio companies will provide overall benefits to, and improve Brookfield’s management of, the Fund, including its investment activities. For example, data analytics based on inputs from a portfolio company of another Brookfield Account could inform business decisions for the Fund. In addition, aggregating data provides Brookfield with opportunities to obtain bulk discounts for itself, other Brookfield Accounts and portfolio companies on products and services if that data shows significant demand across multiple Brookfield Accounts and/or portfolio companies. Any such discounts would be allocated among Brookfield, other Brookfield Accounts and portfolio companies on a fair and equitable basis as determined by Brookfield in its sole discretion, with Brookfield able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable.

This practice gives rise to conflicts of interest, however, because in some cases, this will result in Brookfield, another Brookfield Account or its portfolio company taking a position that is different from, and potentially adverse to, a position taken by the Fund or its portfolio company, or result in Brookfield, another Brookfield Account or its portfolio company benefiting from the business and investment activities of the Fund (or vice versa). For example, Brookfield’s ability to invest on behalf of another Brookfield Account in a particular company could be enhanced by information obtained from a portfolio company of the Fund in the same or a related industry. Such investments can be expected to provide a material benefit to Brookfield (and/or other Brookfield Accounts or their portfolio companies) without compensation or other benefits to, or participation by the Fund or the Unitholders, and the benefits received by Brookfield (and/or other Brookfield Accounts or their portfolio companies) will not offset Management Fees or otherwise be shared with the Fund or the Unitholders. In certain cases, portfolio companies of other Brookfield Accounts will compete with, or provide services to competitors of, portfolio companies of the Fund.

As a result, Brookfield has an incentive to pursue and manage Investments for the Fund that have data and information that can be utilized in a manner that benefits the Fund, Brookfield, other Brookfield Accounts and/or their portfolio companies, including investments that Brookfield would not otherwise have invested in or investments on terms less favorable than Brookfield otherwise would have sought in the ordinary course. Brookfield has implemented policies and procedures designed to mitigate conflicts of interest and address certain regulatory requirements and contractual restrictions with respect to its use and sharing of data and information. Brookfield is also subject to contractual obligations and legal limitations on its use and sharing of data and information. Such policies and procedures, obligations and limitations generally reduce synergies across Brookfield’s various activities and negatively affect Brookfield’s and the Fund’s ability to pursue and manage investment opportunities that would otherwise be available to Brookfield or the Fund if such policies and procedures were not implemented. From time to time, these policies and procedures also will result in the

Fund or other Brookfield Accounts having reduced investment opportunities or investment flexibility, or otherwise restrict the Fund or Brookfield in its management and investment activities with respect to such information, such as the ability of the Fund or a portfolio company to make certain investments. See “—Decisions Made and Actions Taken That May Raise Potential Conflicts of Interest— Material, Non-Public Information; Trading Restrictions; Information Not Made Available” below.

Regardless of the existence of information barriers, Brookfield will not have any obligation or other duty to make available for the benefit of the Fund or its portfolio companies any information regarding Brookfield’s investment activities, strategies or views, or the activities, strategies or views used for other Brookfield Accounts. Brookfield may share any information relating to the Fund and its Intermediate Entities and portfolio companies with its affiliates, including those that are managed independently (in accordance with information barriers and related protocols). Furthermore, to the extent that the Manager has access to analyses, models and/or information developed by other parts of Brookfield and/or its personnel, the Manager will not be under any obligation or other duty to effect transactions on behalf of the Fund or its portfolio companies in accordance with such analysis and models and in some cases (such as research) may be prohibited from disseminating information between areas within Brookfield, including to the Fund. In the event Brookfield or the Manager does not share certain information with the Manager, the Fund may make Investments or other decisions that differ from those it would have made if the Manager had such information, which may be disadvantageous to the Fund.

Data Management. To the extent it deems necessary or appropriate, in its sole discretion, Brookfield may provide data management services to the Fund and its Investments and/or other Brookfield Accounts and their portfolio companies (collectively, “Data Holders”). Such services could include, among other things, assistance with obtaining, analyzing, curating, processing, packaging, organizing, mapping, holding, transforming, enhancing, marketing and selling data for monetization through licensing and/or sale arrangements with third parties and/or directly with Data Holders. To the extent provided, these services would be subject to the limitations discussed below and applicable contractual and/or legal obligations or limitations, including on the use of material non-public information. Moreover, where an arrangement is with the Fund or its Investments, the Fund would directly or indirectly bear its appropriate share of related compensation. In addition, in Brookfield’s sole discretion, data from one Data Holder may be pooled with data from other Data Holders, subject to applicable laws and regulations (including privacy laws and regulations), and any revenues arising from such pooled data sets would be allocated among Brookfield and the applicable Data Holders on a fair and equitable basis as determined by Brookfield in its sole discretion, with Brookfield able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable.

Brookfield’s compensation for any data management services could include a percentage of the revenues generated through any licensing and/or sale arrangements, fees, royalties and cost and expense reimbursement (including start-up costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)). This compensation will not offset management fees or otherwise be shared with the Data Holders, the Fund, other Brookfield Accounts, their portfolio companies or any Unitholders. Brookfield may share the products from its data management services within Brookfield (including other Brookfield Accounts and/or their portfolio companies) at no charge and, in such cases, the Data Holders are not expected to receive any financial or other benefit from having provided their data to Brookfield. The provision of data management services will create incentives for Brookfield to pursue and make investments that generate a significant amount of data, including on behalf of the Fund. While all Investments will be within the Fund’s investment mandate and consistent with the Fund’s investment objectives, they could include investments that Brookfield might not otherwise have made or investments on terms less favorable than Brookfield otherwise would have sought to obtain had it not been providing data management services.

Terms of an Investment by a Brookfield Account May Benefit or Disadvantage Another Brookfield Account. From time to time, in making investment decisions for the Fund or another Brookfield Account, the Manager or the General Partner will face certain conflicts of interest between the interests of the Fund, on the one hand, and the interests of the other Brookfield Account, on the other hand. For example, subject to applicable law and any limitations contained in the Fund LPA, the General Partner from time to time could cause the Fund to invest in assets, securities, bank loans or other obligations of companies affiliated with or advised by Brookfield or in which Brookfield Accounts have an equity, debt or other interest, or to engage in investment transactions that result in other Brookfield Accounts getting an economic benefit, being relieved of obligations or divested of investments. For example, from time to time, the Fund could make debt or equity investments in entities which are expected to use the proceeds of such Investment to repay loans from another Brookfield Account. Depending on the circumstance, such other Brookfield Account would benefit if the Fund invested more money, thus providing sufficient funds to repay such other Brookfield Account, or it would benefit if the loans remained outstanding and such Brookfield Account continued to receive payment under the existing loans, if the loans were on attractive terms (including an attractive interest rate) from the perspective of such Brookfield Account. Alternatively, from time to time another Brookfield Account is in the position of making an investment that could be used to repay loans from the Fund (which could occur earlier than otherwise expected for the Fund), which would present the opposite conflict. Similarly, such conflicts are also present in other situations. For example, in certain circumstances, a Brookfield Account will pursue a take-private, asset purchase or other material transaction with an issuer in which the Fund is invested, which could result in the Fund being paid out earlier than otherwise expected.

Additionally, the Fund may provide loans to one or more third parties that are intending to purchase a portfolio company or other investment of another Brookfield Account. Conflicts of interests will potentially arise with respect to the terms and conditions of the loans being offered by the Fund to such third-party purchaser(s). As a result of the Fund’s involvement, such other Brookfield Account may receive benefits, such as a higher sale price or a more competitive sales process, which may not have inured to such other Brookfield Account had the Fund not been involved. See also “—Financing to Purchasers of Other Brookfield Accounts’ Investments” below. In situations where the activities of the Fund enhance the profitability of other Brookfield Accounts with respect to their investment in and activities relating to companies, the Manager could take the interests of such other Brookfield Accounts into consideration in connection with actions it takes on behalf of the Fund. See “—Investments with Related Parties” below.

Additionally, there may be instances where the Fund or another Brookfield Account or one of their investments enters into agreements with third parties (or invest in assets or portfolio companies that have pre-existing agreements with third parties) that restrict the ability of other Brookfield Accounts (including the Fund) to engage in potentially competitive actions, such as developing competing assets within a defined geographical area. These agreements could adversely impact the Fund’s ability to pursue attractive investment opportunities. In cases where the Fund or one of its Investments has entered into such a restriction, the Fund may from time to time seek to induce its counterparty to waive such restriction for the benefit of another Brookfield Account. No consent or notification will be provided to the Unitholders or the Board in these situations.

Conflicts among Portfolio Companies and Brookfield Accounts. There may be conflicts between the Fund or a portfolio company thereof, on the one hand, and Brookfield or another Brookfield Account or one or more portfolio companies thereof, on the other hand. For example, a portfolio company of another Brookfield Account may be a competitor, customer, service provider or supplier of one or more of the Fund’s portfolio companies. In such circumstances, such Brookfield Account or portfolio company thereof may take actions that have adverse consequences for the Fund or one of its portfolio companies, such as seeking to increase its market share at the detriment of the Fund’s portfolio company, withdrawing business from the Fund’s portfolio company in favor of a competitor that offers the same product or service at a more competitive price, increasing prices of its products in its capacity as a supplier of the Fund’s portfolio company or commencing litigation against the Fund’s portfolio company. In addition, in such circumstances, the Manager may not pursue certain such actions on behalf of the Fund, which could result in a benefit to a Brookfield Account other than the Fund, or vice versa. Brookfield has implemented policies and procedures designed to mitigate such potential conflicts of interest. Such policies and procedures could reduce the business activity among the portfolio companies of Brookfield Accounts, which would negatively affect a Fund’s portfolio company and, therefore, the Fund as a whole. Another Brookfield Account or portfolio company thereof may nonetheless continue to take such actions that have adverse consequences for the Fund or its portfolio companies, and Brookfield will not have any obligation or duty in this regard.

Investments with Related Parties. Frequently, subject to the limitations set forth in the Fund LPA, the Fund or an Intermediate Entity will be offered an opportunity to participate in investments in assets or companies in which Brookfield or another Brookfield Account (including a co-investment account) (x) holds an equity or debt position (y) invests (either in equity or debt positions) subsequent to the Fund’s Investment or (z) otherwise has an interest and, in other circumstances, Brookfield and/or one or more other Brookfield Accounts will be offered an opportunity to co-invest with the Fund. For example, from time to time, Brookfield and/or another Brookfield Account (including a co-investment account) will: (a) enter into a joint transaction with the

Fund or an Intermediate Entity; (b) in their discretion, invest alongside the Fund or an Intermediate Entity in order to facilitate an Investment (e.g., to the extent there is excess capacity) or to facilitate compliance with specific legal, regulatory or similar requirements; (c) be borrowers of certain Investments or lenders in respect of the Fund, an Intermediate Entity, or an asset in which they invest; (d) invest in different levels of an issuer’s capital structure; and/or (e) own (i) equity positions of assets that have been pledged as collateral or otherwise provide security for notes owned by Brookfield or another Brookfield Account or (ii) structured products (including commercial mortgage-backed securities) in which one or more Brookfield Accounts invest. In addition, Brookfield could recommend that the Fund or an Intermediate Entity make an Investment that is part of a broader transaction that, among others, involves Brookfield obtaining, for little or no consideration, additional client accounts in respect of which it will provide advisory, operational and other services in respect of assets held by such accounts. Portfolio companies or other assets in which other Brookfield Accounts have also invested are not considered “affiliates” of the General Partner, the Manager, the Fund and Brookfield for purposes of the Fund LPA, and the Fund and its Intermediate Entities are permitted to buy investments from and selling investments to such portfolio companies or other assets without the consent of the Unitholders or the Independent Directors. As a result of the various conflicts and related issues described herein, the Fund and/or an Intermediate Entity could sustain losses during periods in which Brookfield Accounts achieve profits generally or with respect to particular investments, or could achieve lower profits or higher losses than would have been the case had the conflicts described herein not existed.

Brookfield and other Brookfield Accounts invest in a broad range of asset classes throughout the corporate capital structure, including debt positions (either junior or senior to the Fund’s or an Intermediate Entity’s positions) and equity securities (either common or preferred). It is possible that the Fund, an Intermediate Entity, or one or more of its portfolio companies will hold an interest in one part of a company’s capital structure while Brookfield, another Brookfield Account or one or more of its portfolio companies holds an interest in another. In situations where such company or asset is experiencing distress or bankruptcy, such conflicts of interest will be exacerbated. In such scenarios, other Brookfield Accounts or other consortiums, including Brookfield, Brookfield Credit & Insurance Solutions Accounts (as defined below), Walled-Off Businesses or Walled-Off Business Accounts, could hold interests that are more senior in priority to that of the Fund or an Intermediate Entity and could seek to take over such company or asset. In such circumstance, Brookfield, Brookfield Accounts, Brookfield Credit & Insurance Solutions Accounts, Walled-Off Businesses and/or Walled-Off Business Accounts that participate in such company or asset could take actions that are adverse to the interests of the Fund. Alternatively, the Fund or an Intermediate Entity could make an Investment in an asset or a company in which Brookfield or another Brookfield Account invests and such asset or company may already be experiencing (or may in the future experience) distress or bankruptcy. The Fund or an Intermediate Entity could foreclose on the underlying company or asset and, as a result, become the equity owner of such company or asset. The Fund or an Intermediate Entity may, or may not, be successful in managing it out of such distress. Alternatively, the Fund could cause an Investment to enter into default with respect to a company or asset in which Brookfield Accounts, Brookfield Credit & Insurance Solutions Accounts, Walled-Off Businesses and/or Walled-Off Business Accounts are lenders or otherwise represent all or a portion of interests in such company or asset more senior to the Fund’s, and therefore such a default could result in Brookfield Accounts, Brookfield Credit & Insurance Solutions Accounts, Walled-Off Businesses and/or Walled-Off Business Accounts taking over the company or assets. The conflicts between such parties and the Fund or an Intermediate Entity will be more pronounced where the asset is near default on existing loans and the Fund or an Intermediate Entity may not have the ability to call additional capital or use reserves or other sources of capital in order to sustain its position in the asset (either because the Fund or an Intermediate Entity is out of available subscriptions or other limitations). In this case, Brookfield, Brookfield Accounts, Brookfield Credit & Insurance Solutions Accounts, Walled-Off Businesses and/or Walled-Off Business Accounts could, for a relatively small investment, obtain a stake in such asset or company or take over the management of (and risk relating to) such asset or company to the detriment of the Fund or an Intermediate Entity. Conflicts of interest could also arise for other reasons (including reasons other than the company or asset experiencing financial distress), including for example in connection with refinancings, restructurings and/or other negotiation or renegotiation of a company’s or asset’s debt structure and/or debt instruments. Brookfield will seek to resolve these situations in a manner that is fair and equitable to all of its client accounts that have an interest in the matter taking into account relevant facts and circumstances.

The interests of Brookfield Accounts and other consortium members in certain investments could differ from those of the Fund or an Intermediate Entity and could be acquired at different times, at different prices, with a different view (including different investment objectives and other considerations) and be subject to different terms and conditions. Furthermore, to the extent that the Fund or an Intermediate Entity acquires an interest in assets or companies subsequent to another Brookfield Account, it is possible that participation by the Fund or an Intermediate Entity could result in a direct or indirect financial benefit to such Brookfield Account which would not have otherwise been obtained. In addition, Brookfield Accounts and other consortium members could dispose of their interests in applicable investments at different times and on different terms than the Fund or an Intermediate Entity, including in situations where Brookfield Accounts facilitated an Investment with a view to reselling their portion of such Investment to third parties following the closing of the transaction (which could, in certain situations, result in the Brookfield Account receiving compensation for (or related to) such sale) or where Brookfield Accounts and/or such consortium members seek to reallocate capital to other opportunities, de-risk their exposures, or otherwise manage their investments differently than the Fund or an Intermediate Entity, which, in each case, could have an adverse effect on the value and/or liquidity of the Fund’s or an Intermediate Entity’s investment. In any such circumstances, such Brookfield Accounts or other consortium members will likely sell interests at different values, and possibly higher values, than the Fund or an Intermediate Entity will be able to when disposing of the applicable Investment. For instance, the Fund, which is structured as a perpetual-life strategy, and another Brookfield Account that is close to the end of its commitment period, could make a shared investment that could result in the Fund exiting the shared investment at a different time, at a different effective price and/or with different other terms than such other Brookfield Account, which could increase the likelihood of divergent returns as between the Fund and such other Brookfield Account. Where the Fund or an Intermediate Entity invests alongside another Brookfield Account, the Fund may desire to manage its Investment differently than such Brookfield Account, but may be restrained from doing so because of the Brookfield Account. See “—Allocation of Investment Opportunities”.

Moreover, from time to time, the Fund and Brookfield Account(s) will jointly acquire a portfolio of properties or other assets with a view to dividing up the properties or other assets between them in accordance with their investment mandates. In addition, as noted above, certain investments by the Fund or one or more Intermediate Entities will be part of broader transactions that, among others, involve Brookfield obtaining, for little or no consideration, additional client accounts in respect of which it will provide advisory, operational and other services in respect of assets held by such accounts. In this circumstance, Brookfield will determine the terms and conditions relating to the Investment, including the purchase price associated with each property or other asset, which price may not represent the price the Fund would have paid if the transaction had involved the acquisition of only those properties or other assets the Fund ultimately retains and/or if the broader transaction did not involve Brookfield obtaining additional client accounts. In certain circumstances, the Fund could have residual liability for assets that were allocated to another Brookfield Account, including potential tax liabilities. Additionally, from time to time, Brookfield will seek to sell assets on behalf of the Fund and one or more other Brookfield Accounts together, including because Brookfield deems it to be in the best interests of the Fund and each participating Brookfield Account to do so and/or because it believes the Fund and each applicable Brookfield Account would generate excess value as part of a joint portfolio or platform sale. In this circumstance, Brookfield will determine the terms and conditions relating to such disposition, including the manner of sale, the ultimate sale price associated with each property and/or other asset and the allocation of the sale price among the Fund and the other participating Brookfield Accounts, which will be based on one or more factors, as deemed appropriate by Brookfield in its discretion taking into account relevant facts and circumstances, including among others internal carrying values of the relevant assets, appraisals and/or valuations of the relevant assets, the advice of external consultants and/or advisers, and/or the values attributed to the various assets by one or more of the bidders for the portfolio. There can be no assurance that any Investment or asset sold by the Fund to a Unitholder or another Brookfield Account, portfolio companies thereof, or any of their respective related parties (or where any such related parties are providing financing to the Fund or a third-party purchaser or where any interests in another Brookfield Account are being sold or redeemed by the Fund) will not be valued at or allocated a sale price that is lower than might otherwise have been the case if such asset were sold to a third party rather than to a Unitholder or other Brookfield Accounts, portfolio companies thereof, or any of their respective related parties (or were sold in a transaction where the Fund or the third-party purchaser is not receiving financing from a related party, or in the case of interests in an another Brookfield Account sold or redeemed by the Fund, if the issuer of the interests were a third party rather than an another Brookfield Account). Brookfield’s ultimate allocation of the sale price among the Fund and the other participating Brookfield Accounts could be different than any one particular factor utilized in its determination, including the values attributed to the various assets by the ultimate purchaser of the assets. In addition, Brookfield could rely on similar and/or different factors to facilitate its determination in different (including similar) situations taking into account facts and circumstances that it deems relevant. These types of transactions will not require Board approval. Furthermore, from time to time the Fund and another Brookfield Account will likely jointly enter into a binding agreement to acquire an Investment. If such other Brookfield Account is unable to consummate such Investment, the Fund will likely be subject to additional liabilities, including the potential loss of any deposit or the obligation to fund the entire Investment. Similarly, to the extent that indebtedness in connection with an Investment is structured such that both the Fund and another Brookfield Account are jointly responsible on a cross-collateralized, joint borrower, joint guarantor or similar basis for the repayment of the indebtedness, the failure of the other Brookfield Account to repay such indebtedness or meet other obligations may result in the Fund and/or the Unitholders being required to fund more than their pro rata share of the indebtedness. Brookfield will not be required to solicit third-party bids or obtain a third-party valuation prior to causing the Fund or any of its portfolio companies to purchase or sell any asset or Investment from or to a Unitholder or other Brookfield Accounts, portfolio companies thereof, or any of their respective related parties as provided above (or to purchase, sell, or redeem any interests in any other Brookfield Accounts). In the event Brookfield does solicit third-party bids in a sale process of any such assets, the participation of another Brookfield Account (or a related party thereof) through the financing of a third-party purchase could potentially have a negative impact on the overall process. For example, a bidder that is not working with, or has otherwise chosen not to work with, another Brookfield Account for such financing could perceive the process as favoring parties that are doing so.

In situations in which Brookfield and/or another Brookfield Account holds an interest in an Investment that differs from that of the Fund or in which Brookfield and/or another Brookfield Account invest alongside one another, conflicts of interest will arise in connection with, among other things, the following: (A) the nature, timing and terms of each Brookfield Account’s investment; (B) the allocation of control and other governance rights among the Brookfield Accounts; (C) the strategic objectives and/or timing underlying each Brookfield Account’s investments, (D) differing disposition rights, views and/or needs for all or part of an Investment; (E) resolution of liabilities in connection with an Investment among the Brookfield Accounts; (F) allocation of jointly held resources (e.g., intellectual property, pooled funds, etc.); and/or (G) other considerations related to the Investment. In certain situations, certain Brookfield Accounts will invest in follow-on investments of other Brookfield Accounts (and vice versa). Where Brookfield, one or more Brookfield Accounts and/or the Fund hold different interests in an Investment, there will be conflicts from various factors, including, among other things, investments in different levels of the capital structure, different measurements of control, different risk profiles, different rights with respect to disposition alternatives, different investment objectives, strategies and horizons, different target rates of return, rights in connection with co-investors and/or other factors. Brookfield will resolve these matters in a fair and reasonable manner consistent with its fiduciary duty to each account. However, there can be no assurance that Brookfield will resolve these matters in any particular manner or that it would resolve these matters in the same manner that it would have resolved them had these conflicts considerations not arisen.

As noted above, from time to time the Fund, Intermediate Entities and other Brookfield Accounts (including co-investment accounts) will invest in different classes or types of securities of the same company (or other assets, instruments or obligations issued by such company) or otherwise on different terms thereby creating divergent interests. For example, if the company or asset experiences financial distress, bankruptcy or a similar situation, the Fund’s or an Intermediate Entity’s interest may be subordinated or otherwise adversely affected by virtue of such Brookfield Account’s involvement and actions relating to its investment to the extent such interest is more senior to, or has different contractual rights than, the Fund’s or an Intermediate Entity’s position. In these situations, Brookfield will face conflicts in managing each side’s investment with a view to maximizing its value and, in connection therewith, pursuing or enforcing rights or activities. At all times, Brookfield will seek to treat each Brookfield Account (including the Fund) fairly, equitably and consistent with its investment mandate in pursuing and managing these investments. However, these factors could result in the Fund’s and other Brookfield Accounts’ interests being managed differently under certain circumstances and the Fund realizing different returns (including, possibly lower returns) on its investment than Brookfield and/or other Brookfield Accounts on theirs.

In addition, Brookfield is expected to advise other Brookfield Accounts with respect to different parts of the capital structure of an investment. As a result, Brookfield could pursue or enforce rights or activities, or refrain from pursuing or enforcing rights or activities, with respect to a particular Investment in which the Fund has invested. The Fund or such Investment could be negatively affected by these activities, and the Fund’s transactions may be executed at prices or terms that may be less favorable than would otherwise have been the case. In addition, in the event that other Brookfield Accounts hold voting securities of an issuer in which the Fund holds loans, bonds, or other debt-related securities, Brookfield or such other Brookfield Accounts may have the right to vote on certain matters that could have an adverse effect on the positions held by the Fund. In cases where the Fund is a minority holder of the relevant tranche of debt in a company in which another Brookfield Account holds equity, the Manager expects it will cause the Fund to rely upon the actions and remedies undertaken by other investors in such tranche or abstain from taking any action. In such cases, certain decisions made by such other investors will result in a conflict of interest and could negatively impact the Fund (and benefit the other Brookfield Accounts).
As a result of the various conflicts and related issues described above, the Fund could sustain losses during periods where a Brookfield Account achieves profits generally or with respect to particular holdings, or could achieve lower profits or higher losses than would have been the case had the conflicts described above not existed.

In order to mitigate potential conflicts of interest in these situations, Brookfield could, but will not be obligated to, take one or more actions on behalf of itself, the Fund or another Brookfield Account, including one or more of the following (as it determines in its sole discretion): (s) forbearance of rights, such as causing Brookfield, the Fund or another Brookfield Account to remain passive in a situation in which it is otherwise entitled to vote, which could mean that the Fund (or Brookfield or another Brookfield Account, as applicable) defers to the decision or judgment of an independent, third-party investor in the same class of securities with respect to decisions such as those regarding defaults, foreclosures, workouts, restructurings, and/or similar matters, including actions taken by a trustee or administrative or other agent of the Investment, such as a release, waiver, forgiveness or reduction of any claim for principal or interest, extension of maturity date or due date of any payment of any principal or interest, release or substitution of any material collateral, release, waiver, termination or modification of any material provision of any guaranty or indemnity, subordination of any lien, and release, waiver or permission with respect to any covenants; (t) causing Brookfield, the Fund or another Brookfield Account to hold only a non-controlling interest in any such Investment; (u) referring the matter to one or more persons that is not affiliated with Brookfield, such as a third-party loan servicer, administrative agent or other agent to review and/or approve of an intended course of action; (v) consulting with the Unitholders and/or seeking Board approval on such matter; (w) establishing ethical screens or information barriers (which can be temporary and of limited purpose) designed to separate Brookfield investment professionals to act independently on behalf of the Fund, on the one hand, and the other Brookfield Account, on the other hand, in each case, with support of separate legal counsel and other advisers; (x) seeking to ensure that the Fund and the other Brookfield Account own interests in the same securities or financial instruments and in the same proportions so as to preserve an alignment of interests; (y) causing the Fund (or another Brookfield Account) to divest of an Investment that it otherwise could have held on to, including causing the Fund to sell its position to Brookfield or another Brookfield Account (or vice versa); and/or (z) such other actions or measures (which could be limited to internal reviews and assessments) that it deems reasonable under the circumstances.

In addition, Brookfield expects to satisfy a portion of its capital commitment to other Brookfield Funds by offering the Fund the opportunity to fund Brookfield’s share of certain investments of such Brookfield Fund that the General Partner, the Manager or Brookfield determines to be appropriate for the Fund, potentially through a programmatic commitment in or alongside such Brookfield Fund. In such circumstance, the Fund will generally be required to make and dispose of investments in such Brookfield Fund at the same time and on the same terms as such other Brookfield Fund even if doing so is not in the best interests of the Fund at such time. Brookfield will make decisions with respect to the acquisition and disposition of any such investments in accordance with its fiduciary duties to the Fund and such other Brookfield Fund which may result in Brookfield managing such investments differently than how it otherwise would have managed such investments solely on behalf of the Fund. However, in making any determination to have the Fund participate in such investments, Brookfield will take into account the applicable Brookfield Fund’s investment objectives, expected hold periods and disposition timelines in respect of such investments and whether such items are consistent with the overall investment objectives of the Fund at such time.

At all times, Brookfield will endeavor to treat all Brookfield Accounts (including the Fund and its interests in Intermediate Entities) fairly, equitably and in an impartial manner. However, there can be no assurance that any action or measure pursued by Brookfield will be feasible or effective in any particular situation, or that its own interests will not influence its conduct, and it is possible that the outcome for the Fund will be less favorable than otherwise would have been the case if Brookfield did not face these conflicts of interest. In addition, the actions and measures that Brookfield pursues are expected to vary based on the particular facts and circumstances of each situation and, as such, there will be some degree of variation and potential inconsistency in the manner in which these situations are addressed. Furthermore, from time to time Brookfield intends to enter into a voting agreement with one or more other Brookfield Accounts alongside which the Fund is invested, which, among other things, would allocate (upon such Brookfield Account’s election), directly or indirectly, certain voting rights of the General Partner or the Manager with respect to the Fund or with respect to one or more assets or portfolio companies to such other Brookfield Accounts. However, for the avoidance of doubt, Brookfield will in all circumstances control the Fund.

At times, a transaction counterparty will require facing only one fund entity, which can be expected to result in (i) if the Fund is a direct counterparty to a transaction, the Fund being solely liable with respect to its own share as well as other Brookfield Accounts’ shares of any applicable obligations, or (ii) if the Fund is not the direct counterparty, the Fund having a contribution obligation to the relevant other Brookfield Accounts. Alternatively, a counterparty may agree to face multiple funds, which could result in the Fund being jointly and severally liable alongside other Brookfield Accounts for the full amount of the applicable obligations. In cases in which the Fund could be responsible for the liability of another Brookfield Account, or vice versa, the applicable parties would generally enter into a back to back or other similar contribution or reimbursement agreement.

Likewise, for certain investment related hedging transactions, it can be expected to be advantageous for counterparties to trade solely with the Fund (or any relevant Parallel Fund). For these transactions, it is anticipated that the Fund (or any relevant Parallel Fund) would then enter into back to back trade confirmations with deal-specific aggregators as well as guarantees, keepwells or other similar arrangements with such relevant Parallel Fund or other Brookfield Accounts. The party owing under such an arrangement may not have resources to pay its liability, however, in which case the other party will bear more than its pro rata share of the relevant loss. In certain circumstances where the Fund participates in an Investment alongside one or more other Brookfield Account (including BPE Lux or any co-investment vehicle), the Fund could bear more than its pro rata share of relevant expenses related to such investment if such other Brookfield Account does not have resources to bear such expenses, including, but not limited to, as the result of such other Brookfield Account’s insufficient reserves or insufficient subscriptions to cover expenses. It is not expected that the Fund or other Brookfield Accounts will be compensated for agreeing to be primarily liable vis-à-vis a third-party counterparty. Moreover, in connection with the divestment of all or part of an Investment (e.g., an initial public offering) and/or the wind-down of an Investment, Brookfield will seek to track the ownership interests, liabilities and obligations of the Fund and any other Brookfield Accounts owning an interest in the portfolio company comprising such operating business, but it is possible that the Fund and applicable other Brookfield Accounts will, in certain circumstances, incur shared, disproportionate or crossed liabilities. Furthermore, depending on various factors including the relative assets, expiration dates, investment objectives and return profiles of each of the Fund and such other Brookfield Accounts, it is possible that one or more of them will have greater exposure to legal claims and that they will have conflicting goals with respect to the price, timing and manner of disposition opportunities.

Moreover, in connection with seeking financing or refinancing of portfolio companies and their assets, it may be the case that better financing terms are available when more than one portfolio company provides collateral, particularly in circumstances where the assets of each portfolio company are similar in nature. As such, rather than seeking such financing or refinancing on its own, a portfolio company of the Fund may enter into cross collateralization arrangements with another portfolio company of the Fund or portfolio companies of one or more other Brookfield Accounts. While Brookfield would expect any such financing arrangements to generally be non-recourse to the Fund and the other Brookfield Accounts, as a result of any cross-collateralization, the Fund could also lose its interests in otherwise performing investments due to poorly performing or non-performing investments of the other Brookfield Accounts.

Investment Platforms. The Fund, alone or co-investing alongside other Brookfield Accounts or third parties, is expected to develop, organize and/or acquire assets that serve as a platform for investment in a particular sector, geographic area or other niche (such arrangements, “Investment Platforms”), including investments held in different proportions across various Brookfield Accounts. The management teams for such Investment Platforms (“Platform Management Teams”) will be owned and controlled by the Fund, other Brookfield Accounts and/or third parties, and will be established through recruitment, contract and/or the acquisition of one or more portfolio companies and/or assets. In certain cases, such as investments alongside third parties, the executives, officers, directors, shareholders and other personnel of the relevant Platform Management Teams will represent other financial investors with whom the Fund and Brookfield are not affiliated and whose interests could conflict with the interests of the Fund and/or have other interests that conflict with the interests of the Fund. In addition, Platform Management Teams are expected to provide services to, and facilitate investments by, other Brookfield Accounts, including investments in which the Fund or an Investment does not participate. The costs and expenses of Platform Management Teams will include, among others, overhead expenses, personnel compensation, diligence and other operational costs and expenses incurred in connection with the development, organization, acquisition, support, and ongoing administration and management of the Platform Management Teams and related Investment Platforms. In certain cases, the services provided by a Platform Management Team may overlap with the services provided by Brookfield to the Fund. For the avoidance of doubt, compensation to be paid in respect of Platform Management Teams will include, among other components, variable fees, carried interest, management promote, incentive fee and/or other performance-based compensation based on (or linked to) the profits of the relevant Investment Platforms, including profits realized in connection with the disposition of asset(s) and co-investments held alongside the Fund. Although an Investment Platform may be controlled by the Fund, other Brookfield Accounts, and/or third parties, members of the management team will not be treated as employees of Brookfield for purposes of the Fund LPA.

Among other things, Platform Management Teams are expected to participate in and/or advise on a range of activities related to Investments, potential Investments, Investment Platforms and investments made by other Brookfield Accounts given their strategic and/or operational expertise, including, among others, activities in connection with (or with respect to) the origination, identification, assessment, pursuit, coordination, execution, consummation and realization of Investments and potential Investments. Platform Management Teams may also provide services related to project planning, engineering and other technical analysis, securing site control, preparing and managing approvals and permits, financial analysis and managing related-stakeholder matters. These services give rise to additional conflicts of interest considerations because they are similar to the services provided by the Manager to the Fund. However, Brookfield deems these services to be appropriate for and value enhancing to the operations and/or management of Investments and Investment Platforms.

The Fund will bear its allocable share of Platform Management Teams’ costs and expenses (as determined by Brookfield, in its sole discretion, to be fair and reasonable) and such costs and expenses will be treated as Fund Expenses, investment-level expenses and/or broken deal expenses, as applicable. These costs and expenses will be in addition to the Management Fee payable and Performance Participation Allocation distributable to the General Partner, will increase the overall costs and expenses borne indirectly by investors in the Fund, and are expected to be substantial. Any benefit will not be shared with the Fund and/or the Unitholders (or be offset against the Management Fee and/or Performance Participation Allocation).

From time to time, Platform Management Teams (or portions thereof) that are held by the Fund and/or Investments could be transferred to other Brookfield Accounts (including Brookfield) for strategic, operational and/or other reasons, including reasons that relate solely to other Brookfield Accounts. The Fund, its Investment Platforms, Investments and/or Unitholders, will not be compensated for any such transfer.

See additional detail regarding: the methodologies that Brookfield will utilize for determining Brookfield Accounts’ (including the Fund’s and Brookfield’s) allocable shares of such costs and expenses, and additional conflicts considerations regarding transactions with Brookfield-related parties, in “—Allocation of Costs and Expenses” and “—Affiliate Services and Transactions.”

Insurance and Reinsurance Capital. Brookfield currently manages, and expects in the future to manage, one or more Brookfield Accounts that include insurance- and reinsurance-related capital (including, for the avoidance of doubt, BWS (and together with any other insurance and reinsurance-related Brookfield Accounts, the “Brookfield Credit & Insurance Solutions Accounts”)).

Among other things, Brookfield Credit & Insurance Solutions Accounts are expected to (a) invest in or alongside Brookfield Accounts (including the Fund), (b) invest in securities, loans, structured financings, and/or other financial instruments issued by Brookfield Accounts (including the Fund) and/or portfolio companies thereof, (c) invest in different parts of an issuer’s or portfolio company’s capital structure (relative to investments made by other Brookfield Accounts (including the Fund)), (d) transact with Brookfield Accounts (including the Fund), including in respect of investments, tax benefits and/or other assets or services, (e) provide financing, refinancing and/or other loans to Brookfield Accounts (including the Fund) and/or portfolio companies or investments thereof for acquisition, investment, financing, working capital, and/or other purposes, (f) provide acquisition financing and other capital solutions to purchasers of assets sold by Brookfield Accounts (including the Fund), and (g) warehouse investments on behalf of Brookfield Accounts (including the Fund). See “—Financing to Fund Counterparties” below.

BWS is a paired entity to Brookfield Corporation. BWS’ exchangeable shares are exchangeable into shares of Brookfield Corporation on a one-for-one basis, and holders of BWS exchangeable shares are entitled to receive dividends equal to those received by holders of Brookfield Corporation Class A Shares. Brookfield Corporation is entitled to the residual economic interest in BWS through its ownership of all of the issued and outstanding class C shares of BWS.

The investment programs of the Brookfield Credit & Insurance Solutions Accounts will give rise, in the ordinary course, to various potential and/or actual conflicts of interest considerations, particularly where their interests could conflict with those of other Brookfield Accounts (including the Fund) and their third-party investors. For example, Brookfield Credit & Insurance Solutions Accounts expects to: (a) compete with other Brookfield Accounts (including the Fund) for investment opportunities, (b) from time to time, invest in (or exit from) investments on terms and/or at times that are different from those applicable to other Brookfield Accounts (including the Fund), (c) invest in different parts of an issuer’s or portfolio company’s capital structure (e.g., debt investments) relative to investments made by other Brookfield Accounts (e.g., equity investments), potentially leading to divergent interests upon certain events, such as defaults by the issuer on debt payments, (d) provide capital solutions, including financings and/or refinancings, to other Brookfield Accounts (including the Fund) and/or portfolio companies thereof, which require a negotiation of the terms of such arrangements, (e) facilitate activities of other Brookfield Accounts (including the Fund), including through warehousing arrangements for and/or joint transactions with other Brookfield Accounts (including the Fund), and/or (f) execute other transactions with other Brookfield Accounts (including the Fund). See “—Investments with Related Parties” above.

Transactions between Brookfield Credit & Insurance Solutions Accounts, on the one hand, and Brookfield Accounts (including the Fund), on the other hand, will be carried out on terms (including compensation terms) that Brookfield deems to be fair and reasonable under the circumstances, in accordance with applicable regulatory requirements and disclosures set out in this Annual Report on Form 10-K. Brookfield will seek to manage all potential and/or actual conflicts situations in a manner that is in the best interests of its client accounts, including the Fund, the Brookfield Credit & Insurance Solutions Accounts and other Brookfield Accounts (as applicable), in accordance with its fiduciary duties.

Because Brookfield manages Brookfield Credit & Insurance Solutions Accounts, certain transactions (such as, for example, cross trades or other transactions involving the Fund, on the one hand, and a Brookfield Credit & Insurance Solutions Accounts, on the other hand) present conflicts of interest. No transaction involving the Fund (or a portfolio company), on the one hand, and a Brookfield Credit & Insurance Solutions Account, on the other hand, will require the approval of the Board, unless otherwise determined by Brookfield in its sole discretion.

Structuring of Investments and Subsidiaries. Certain Investments may be structured in a manner that benefits particular Unitholders or groups of Unitholders, including Brookfield. Brookfield (including one of its affiliates) will be entitled to receive Management Fees and Performance Participation Allocation distributions from the Fund. As a result, Brookfield may structure the Fund and its Investments in a manner that is advantageous for Brookfield, while also taking into account the interests of the Unitholders. Brookfield may also implement various other strategies and structures over time based on its own interests and objectives.

Financing to Purchasers of Other Brookfield Accounts’ Investments. There may be situations in which the Fund will offer and/or commit to provide financing to one or more third parties that are expected to bid for and/or purchase an investment (in whole or in part) from another Brookfield Account. This type of financing could be provided through pre-arranged financing packages arranged and offered by the Fund to potential bidders in the relevant sales process or otherwise pursuant to bilateral negotiations between one or more bidders and the Fund. For example, where another Brookfield Account seeks to sell one or more of its investments (in whole or in part) to a third party in the normal course, the Fund may offer the third party debt financing to facilitate its bid and potential purchase of such investment(s).

This type of arrangement will only be offered in situations in which Brookfield believes it provides benefits to the Fund by investing in an attractive opportunity for the Fund that fits within the Fund’s investment mandate. However, acquisition financing arranged and offered by the Fund also creates potential conflicts of interest. In particular, another Brookfield Account’s participation (as a seller to a third party in which the Fund is making an

Investment) could create an incentive for the Manager to select Investments that benefit another Brookfield Account by enhancing the price at which such Brookfield Account could sell its investment, to the potential detriment of the Fund. As a result of the Fund’s involvement, such other Brookfield Account may receive benefits, such as a higher purchase price or a more competitive sales process, which may not have inured to it had the Fund not been involved. In addition, this type of arrangement, and the potential benefits that it yields for other Brookfield Accounts, could create an incentive for the Manager to make Investments on behalf of the Fund on less attractive terms than it otherwise would have sought to obtain had such potential benefits to other Brookfield Accounts not been present.

In order to mitigate potential conflicts of interest in these situations, Brookfield generally will seek to take one or more of the following actions (as it determines in its sole discretion) in satisfaction of its duties to the Fund: (a) seek to make Investments on behalf of the Fund in the normal course via competitive and blind bidding processes designed to maximize value for the Fund; (b) consult with the independent advisers or the Unitholders and/or seek approval of the Board or the Independent Directors with respect to a recommended and/or intended course of action; (c) establish ethical screens or information barriers (which can be temporary and of limited purpose) to separate the Brookfield investment professionals that act on behalf of the Fund, on the one hand, from the Brookfield investment professionals that act on behalf of the Brookfield Account selling its interest, on the other hand; and (d) such other actions that Brookfield deems necessary or appropriate taking into account the relevant facts and circumstances. However, there can be no assurance that any particular action will be feasible or effective in any particular situation, or that Brookfield’s own interests will not influence its conduct, and it is possible that the outcome for the Fund will be less favorable than otherwise would have been the case if Brookfield did not face these conflicts of interest. In addition, the actions that Brookfield pursues are expected to vary based on the particular facts and circumstances of each situation and, as such, there will be some degree of variation and potentially inconsistency in the manner in which these situations are addressed.

In addition, since Brookfield will consider a range of factors when assessing Investments on behalf of the Fund, the Fund may make an Investment that finances the purchase of an investment from a Brookfield Account, which Investment has a lower interest rate or other individual terms that are less favorable than other Investments that the Fund has made or could have made.

In exercising its discretion hereunder, Brookfield will seek to ensure that the Fund obtains the most favorable terms (including interest rates, loan term, certainty and speed of closing) on the basis of a commercially fair and equitable process. However, no Investment by the Fund that finances the purchase of an investment held by another Brookfield Account (in whole or in part) will require the approval of the Board.

Financings. If a Brookfield Account, Brookfield Credit & Insurance Solutions Account or a Walled-Off Business Account participates as a lender in borrowings by the Fund or any subsidiary (including an investment entity), Brookfield’s interests may conflict with the interests of the Fund or the applicable Investments. In this situation, the Fund’s assets may be pledged to such Brookfield Account, Brookfield Credit & Insurance Solutions Account or Walled-Off Business Account as security for the loan. In its capacity as a lender, the relevant Brookfield Account, Brookfield Credit & Insurance Solutions Account or Walled-Off Business Account may act in its own interest, without regard for the interests of the Fund, the Investments or the Unitholders, which may materially and adversely affect the Fund, any subsidiary or investment entity and, in certain circumstances, such as an event of default, ultimately may result in realization of the Fund’s or an Investment’s assets and a loss of the entire investment of the Unitholders. In addition, if the General Partner or any of its affiliates is a party to a transaction or an agreement with the Fund or an Investment to provide services or financing to the Fund or such Investment or is a lender to the Fund or any of its Investments, the General Partner will have the sole right to, through or on behalf of the Fund, either (a) take any action to implement the agreement, enforce any provisions thereof or any rights of the Fund thereunder, terminate the agreement pursuant to any right of termination provided in such agreement, give required notices or give or make any approval, consent, decision or waiver under such agreement or (b) nominate a third party to approve any action or inaction to be taken with respect to any such related party transaction or agreement. See “—Investments with Related Parties” above for further discussion with respect to the conflicts of interest that may arise in connection with Brookfield acting as a lender.

Financing to Fund Counterparties. There may be situations in which a Brookfield Account, Brookfield Credit & Insurance Solutions Account or Walled-Off Business Account will offer and/or commit to provide financing to one or more third parties that are expected to bid for and/or acquire an interest in an Investment or asset of the Fund. This type of financing could be provided through pre-arranged financing packages arranged and offered by a Brookfield Account, Brookfield Credit & Insurance Solutions Account or Walled-Off Business Account to potential bidders in the relevant sales process or otherwise pursuant to bilateral negotiations between one or more bidders and such account. For example, where the Fund seeks to sell an Investment or asset (in whole or in part) to a third party in the normal course, a Brookfield Account, Brookfield Credit & Insurance Solutions Account or Walled-Off Business Account may offer the third-party debt financing to facilitate its bid and potential purchase of the Investment.

Acquisition financing arranged and offered by Brookfield Accounts, Brookfield Credit & Insurance Solutions Accounts or Walled-Off Business Accounts creates potential conflicts of interest. In particular, where Brookfield has control or influence in selecting a third-party bidder, such account’s participation as a potential lender in the sales process could create an incentive to select a third-party bidder that uses financing arranged by a Brookfield Account, Brookfield Credit & Insurance Solutions Account or Walled-Off Business Account to the potential detriment of the Fund.

In order to mitigate potential conflicts of interest in situations where Brookfield has control or influence in selecting a third-party bidder, Brookfield generally will seek to take one or more of the following actions (as it determines in its sole discretion) in satisfaction of its duties to the Fund: (a) offer investments for sale in the normal course via competitive and blind bidding processes designed to maximize the sales value for the Fund, (b) engage one or more independent advisers, such as sell-side bankers, on behalf of the Fund to administer and facilitate a commercially fair and equitable sales process, (c) consult with the Unitholders and/or seek Board approval with respect to a recommended and/or intended course of action; (d) establish ethical screens or information barriers (which can be temporary and of limited purpose) to separate the Brookfield investment professionals that act on behalf of the Fund, on the one hand, from the Brookfield investment professionals that act on behalf of the Brookfield Account, Brookfield Credit & Insurance Solutions Account or Walled-Off Business Account arranging and offering the acquisition financing, on the other hand, and (e) such other actions that Brookfield deems necessary or appropriate taking into account the relevant facts-and-circumstances. However, there can be no assurance that any particular action will be feasible or effective in any particular situation, or that Brookfield’s own interests will not influence its conduct, and it is possible that the outcome for the Fund will be less favorable than otherwise would have been the case if Brookfield did not face these conflicts of interest. In addition, the actions that Brookfield pursues are expected to vary based on the particular facts and circumstances of each situation and, as such, there will be some degree of variation and potential inconsistency in the manner in which these situations are addressed.

In addition, in such situations where Brookfield has control or influence in selecting a third-party bidder Brookfield may accept a bid for an Investment from a bidder that received acquisition financing from a Brookfield Account, Brookfield Credit & Insurance Solutions Account or Walled-Off Business Account that is at a lower price than an offer that it received from a party that has independent financing sources. For example, although price is often the deciding factor in selecting whom to sell an Investment to, other factors frequently influence the seller, including, among other things, closing conditions, lack of committed financing sources, regulatory or other consent requirements, and such other factors that increase the risk of the higher-priced bidder being able to complete or close the transaction under the circumstances. Brookfield could therefore cause the Fund to sell a company to a third party that has received financing from another Brookfield Account, Brookfield Credit & Insurance Solutions Account or Walled-Off Business Account, even when such third party has not offered the most attractive price.

In exercising its discretion hereunder, Brookfield will seek to ensure that the Fund obtains the most favorable sale package (including sales price and other factors, including certainty and speed of closing) on the basis of a commercially fair and equitable sales process. No sale of an Investment (in whole or in part) involving acquisition financing provided by a Brookfield Account, Brookfield Credit & Insurance Solutions Account or Walled-Off Business Account will require Board approval as a result of such financing being provided by Brookfield.

Investments by Brookfield Personnel. The partners, members, shareholders, directors, officers and employees of the Manager and its affiliates (“Brookfield Personnel”) are permitted to buy and sell securities or other investments for their own accounts (including through the Fund or other Brookfield Accounts) or accounts of their family members, including trusts and other controlled entities. Positions may be taken by such Brookfield Personnel that are the same, different from, or made at different times than positions taken for the Fund. To reduce the possibility of (a) potential conflicts between the investment activities of the Fund and those of Brookfield Personnel, and (b) the Fund being materially adversely affected by personal trading activities described above, Brookfield has established policies and procedures relating to personal securities trading. To this end, Brookfield Personnel that participate in managing the Fund’s investment activities are generally restricted from engaging in personal trading activities (unless such activities are conducted through accounts over which Brookfield Personnel have no influence or control), and other Brookfield Personnel generally must pre-clear proposed personal trades. In addition, Brookfield’s policies include prohibitions on insider trading, front running, trading in securities that are on Brookfield’s restricted trading list, trading in securities that are subject to a black-out period and other restrictions.

Certain Brookfield Personnel are expected to be offered the opportunity to invest in the Fund. While such investments are otherwise expected to be made on the terms available to third party Unitholders, Brookfield Personnel will generally not pay any Management Fees or Performance Participation Allocation. Brookfield Personnel, including the persons who are primarily responsible for the management of the Fund, are not required to make investments in the Fund. Financing or other funding arrangements will be made available to certain Brookfield Personnel to assist them in funding all or a portion of their investment in the Fund. Such arrangements may include debt financing that is recourse to Brookfield and/or Brookfield Personnel. It is expected that some of the Brookfield Personnel utilizing these arrangements will be individuals who are involved in managing the Fund and its Investments. The use of such financing arrangements may influence Brookfield Personnel responsible for the provision of investment advice to recommend investments with different risk profiles than they otherwise would have. In addition, if the Fund experiences losses, the use of such financing would be expected to magnify the losses realized by Brookfield Personnel who utilized such financing for their investment in the Fund.

Investments by the Related-Party Investor. Certain executives and former executives of Brookfield own a substantial majority of an investment vehicle (the “Related-Party Investor”) whose investment mandate is managed by Brookfield. The Related-Party Investor’s investment mandate generally focuses on equity, debt and other investments, and could from time to time include, among other things, interests in companies that other Brookfield Accounts have invested in, are investing in, are invested in and/or will in the future invest in, including in certain cases investments made alongside other Brookfield Accounts.

There is no information barrier between the personnel managing the Related-Party Investor’s activities and the rest of Brookfield (with the exception of the Walled-Off Businesses, which operate pursuant to an information barrier as further described in “—Businesses Subject to Information Walls” below). Brookfield has adopted protocols designed to ensure that the Related-Party Investor’s activities do not materially conflict with or adversely affect the activities of the Fund (or any other Brookfield Account) and to ensure that the Fund’s (and other Brookfield Accounts’) interests are, to the extent feasible, prioritized relative to the Related-Party Investor’s interests, including among others in connection with the allocation of investment opportunities and the timing of execution of investments.

Businesses Subject to Information Walls. Brookfield Corporation holds interests in various asset management businesses that manage their investment activities independently of each other. These include: (a) Brookfield Asset Management Ltd. (which is the parent entity of the Manager); (b) Brookfield Public Securities Group LLC, which manages investment funds and accounts that invest in public debt and equity markets; (c) Castlelake, which focuses on private and public credit including aviation leasing and lending, consumer credit and SME financing; (d) Duration Capital Partners, which focuses on transportation infrastructure investments; (e) 17Capital, which focuses on providing financing for private equity portfolios; (f) Pinegrove; (g) LCM Capital Management, which provides investment advisory services to individuals, pension and profit-sharing plans, charitable organizations and corporations; (h) Primary Wave, which focuses on investments in music royalties and (i) Oaktree Capital Group, LLC (together with its affiliates, “Oaktree”), a global investment manager with significant assets under management, emphasizing an opportunistic, value-oriented and risk-controlled approach to investments in credit, private equity, real assets and listed equities. Oaktree manages a significant number of funds and accounts. As part of the broader Brookfield platform, the businesses are managed with a view to exploring and executing strategic business development and other initiatives that are designed to enhance the overall business, including (among others) new marketing strategies, improved delivery of client services and the sharing of best practices. At the same time, each of these businesses other than Brookfield Asset Management Ltd. (collectively, the “Walled-Off Businesses”) is managed pursuant to an information barrier designed to enable each business to carry out its investment activities independently of the other businesses.

It is expected that Brookfield Accounts and their portfolio companies (including the Fund and its portfolio companies) will engage in activities and have business relationships that give rise to conflicts (and potential conflicts) of interest between them, on the one hand, and Walled-Off Businesses (including Oaktree, for the avoidance of doubt), such businesses’ funds and accounts (collectively, “Walled-Off Business Accounts”) and their portfolio companies, on the other hand.

For so long as Brookfield and the Walled-Off Businesses manage their investment operations independently of each other pursuant to an information barrier, the Walled-Off Businesses, Walled-Off Business Accounts and their respective portfolio companies generally will not be treated as affiliates of Brookfield, the Fund or any portfolio companies for purposes of the Fund LPA, and conflicts (and potential conflicts) considerations, including in connection with allocation of investment opportunities, investment and trading activities, and agreements, transactions and other arrangements entered into with Walled-Off Businesses, Walled-Off Business Accounts and their portfolio companies, generally will be managed in accordance with disclosures set out in the Fund LPA and as further summarized herein.

There is (and in the future will continue to be) some degree of overlap in investment strategies and investments pursued by the Fund (directly and indirectly) and Walled-Off Business Accounts. Nevertheless, Brookfield generally does not expect to coordinate or consult with the Walled-Off Businesses with respect to investment activities and/or decisions. This absence of coordination and consultation, and the information barrier described above, will in some respects mitigate conflicts of interests between the Fund and Walled-Off Business Accounts; however, these same factors also will give rise to certain conflicts and risks in connection with Brookfield’s and the Walled-Off Businesses’ investment activities, and make it more difficult to mitigate, ameliorate or avoid such situations. For example, because Brookfield and the Walled-Off Businesses are not expected to coordinate or consult with each other about investment activities and/or decisions, and neither Brookfield nor the Walled-Off Businesses are expected to be subject to any internal approvals over their investment activities and decisions by any person who would have knowledge and/or decision-making control of the investment decisions of the other, Walled-Off Business Accounts will be entitled to pursue investment opportunities that are suitable for the Fund, but which are not made available to the Fund. The Fund, on the one hand, and Walled-Off Business Accounts, on the other hand, are also expected to compete, from time to time, for the same investment opportunities. Such competition could, under certain circumstances, adversely impact the purchase price of the Fund’s (direct and/or indirect) investments. Walled-Off Businesses (including Oaktree) will have no obligation to, and generally will not, share investment opportunities that may be suitable for the Fund with Brookfield, and Brookfield and the Fund will have no rights with respect to any such opportunities.

In addition, the Walled-Off Businesses (including Oaktree) will not be restricted from forming or establishing new Walled-Off Business Accounts, such as additional funds or successor funds. Moreover, Brookfield expects to provide Walled-Off Business Accounts, from time to time, with (a) access to marketing-related support, including, for example, strategy sessions, introductions to investor relationships and other marketing facilitation activities, and (b) strategic oversight and business development support, including general market expertise and introductions to market participants such as portfolio companies, their management teams and other relationships. Certain such Walled-Off Business Accounts could compete with or otherwise conduct their affairs without regard as to whether or not they adversely impact the Fund.

In addition, Walled-Off Business Accounts will be permitted to make investments of the type that are suitable for the Fund without the consent of the Fund or Brookfield. From time to time, the Fund, on the one hand, and Walled-Off Business Accounts, on the other hand, are expected to purchase an Investment from or sell an Investment to each other, as well as jointly pursue one or more investments. In addition, from time to time, Walled-Off Business Accounts are expected to hold an interest in an Investment (or potential investment) held by the Fund, and/or subsequently purchase (or sell) an interest in an Investment (or potential investment) held by the Fund including in different parts of the capital structure. For example, the Fund may hold the equity of a portfolio company of a Walled-Off Business Account. In such situations, Walled-Off Business Accounts could benefit from the Fund’s (direct or indirect) activities. Conversely, the Fund could be adversely impacted by a Walled-Off Business’s activities. In addition, as a result of different investment objectives, views and/or interests in investments, it is expected that Walled-Off Businesses will manage certain Walled-Off Business Accounts’ interests in a way that is different from the Fund’s interests (including, for example, by investing in different portions of an issuer’s capital structure, short selling securities, voting securities or exercising rights it holds in a different manner, and/or selling its interests at different times than the Fund), which could adversely impact the Fund’s (direct and/or indirect) interests. The Walled-Off Businesses and Walled-Off Business Accounts are also expected to take positions, give advice and provide recommendations that are different, and potentially contrary to those which are taken by, or given or provided to, the Fund, and are expected to hold interests that potentially are adverse to those held by the Fund (directly or indirectly). The Fund, on the one hand, and Walled-Off Business Accounts, on the other hand, will in certain cases have divergent interests, including the possibility that the Fund’s interests are subordinated to Walled-Off Business Accounts’ interests or are otherwise adversely affected by Walled-Off Business Accounts’ involvement in and actions related to an Investment. Walled-Off Businesses will not have any obligation or other duty to make available for the benefit of the Fund any information regarding its activities, strategies and/or views.

Walled-Off Businesses, including Oaktree, may provide similar information, support and/or knowledge to Brookfield, and the conflicts (and potential conflicts) of interest described above will apply equally in those circumstances.

The potential conflicts of interest described herein are expected to be magnified as a result of the lack of information sharing and coordination between Brookfield and the Walled-Off Businesses. The Fund’s investment team is not expected to be aware of, and will not have the ability to manage, such conflicts. This will be the case even if they are aware of a Walled-Off Business’s investment activities through public information.

Brookfield and Oaktree or any other Walled-Off Business may decide, at any time and without notice to the Fund or the Unitholders, to remove or modify the information barrier between Brookfield and such Walled-Off Business. In the event that the information barrier is removed or modified, it would be expected that Brookfield and the applicable Walled-Off Business will adopt certain protocols designed to address potential conflicts and other considerations relating to the management of their investment activities in a different or modified framework.

Breaches (including inadvertent breaches) of the information barrier and related internal controls by Brookfield and/or a Walled-Off Business could result in significant consequences to Brookfield (and applicable Walled-Off Businesses) as well as have a significant adverse impact on the Fund, including, among other things, potential regulatory investigations and claims for securities laws violations in connection with the Fund’s direct and/or indirect investment activities. These events could have adverse effects on Brookfield’s reputation, result in the imposition of regulatory or financial sanctions, or negatively impact the Manager’s ability to provide investment management services to the Fund, all of which could result in negative financial impact to the Fund’s Investments.

To the extent that the information barrier is removed or otherwise ineffective and Brookfield has the ability to access analysis, models and/or information developed by a Walled-Off Business (including Oaktree) and its personnel, Brookfield will not be under any obligation or other duty to access such information or effect transactions on behalf of Brookfield Accounts (including the Fund) in accordance with such analysis and models, and in fact may be restricted by securities laws from doing so. The Fund may make investment decisions that differ from those it would have made if Brookfield had pursued such information, which may be disadvantageous to the Fund. See “—Data and Information Sharing” above.

Portfolio companies in which the Fund has invested may enter into lease agreements and other similar arrangements with Walled-Off Businesses, Walled-Off Business Accounts and/or their portfolio companies. Additionally, Brookfield may from time to time engage Walled-Off Businesses, Walled-Off Business Accounts and/or their portfolio companies to provide certain services to the Fund and its portfolio companies, including non-investment management related services and other services that would otherwise be provided by third-party service providers or Brookfield, as the case may be. While Brookfield will determine in good faith what rates and expenses it believes are acceptable for the services being provided to the Fund (including based on similar services provided, or previously provided, to other Brookfield Accounts and/or rates approved by other Brookfield Accounts), there can be no assurances that the rates and expenses charged to the Fund will not be greater than those that would be charged in alternative circumstances. Each such engagement will be in accordance with disclosures set out in the Fund LPA and this report. In addition, Brookfield may be retained by a Walled-Off Business, a Walled-Off Business Account or a portfolio company thereof to perform services that it also provides to the Fund. The rates charged by Brookfield for such services to a Walled-Off Business are expected to be different than those charged to the Fund, and the rates charged to a Walled-Off Business may be less than the rates charged to the Fund.

This does not purport to be a complete list or explanation of all actual or potential conflicts that may arise as a result of the acquisition of Oaktree, any current Walled-Off Business or any Walled-Off Business acquired by Brookfield in the future, and additional conflicts not yet known by Brookfield, Oaktree or the other Walled-Off Businesses may arise in the future and such conflicts will not necessarily be resolved in favor of the Fund’s interests. Because of the extensive scope of both Brookfield’s and the Walled-Off Businesses’ activities and the complexities involved in combining certain aspects of existing businesses, the policies and procedures to identify and resolve such conflicts of interest will continue to be developed over time.

Cross Trades and Principal Trades. When permitted by applicable law and subject to and in accordance with the terms of the Fund LPA, the General Partner may (but is under no obligation to) cause the Fund to acquire or dispose of Investments in cross trades between the Fund and other Brookfield Accounts or effect principal transactions where the General Partner causes the Fund to purchase Investments from or sell Investments to Brookfield or certain Brookfield Accounts; provided that any such transaction be approved to the extent required by the Fund LPA and applicable law. Under the Fund LPA, certain of such transactions will require the approval of the Board, which approval will be deemed to constitute the approval of, and be binding upon, the Fund and all the Unitholders. Whether a transaction is a “principal trade” under the Advisers Act, and therefore requires Board approval, depends on the precise structure of such transaction. In certain circumstances, the General Partner may structure a transaction in a manner so that such transaction is not considered a “principal trade”. There may be potential conflicts of interest or regulatory issues relating to these transactions which could limit the General Partner’s decision to engage in these transactions for the Fund. In connection with a cross trade or a principal transaction, the General Partner and/or its affiliates may have a potentially conflicting division of loyalties and responsibilities regarding the Fund and the other parties to trade and have developed policies and procedures in relation to such transactions and conflicts. However, there can be no assurance that such transactions will be effected, or that such transactions will be effected in the manner that is most favorable to the Fund as a party to any such transaction. Due to the long-term nature of the Fund, it is possible that the Fund may acquire investments from other Brookfield Accounts in the future and/or make investments in existing portfolio companies of other Brookfield Accounts in the future, and there is no contractual obligation in the Fund LPA for Brookfield to seek the consent of the Board in connection therewith. Accordingly, to the extent Brookfield determines that any conflicts associated with such transaction are sufficiently mitigated by the facts and circumstances known at the time, the Fund may enter into such transaction without a Board consent (e.g., because (i) one or more third parties unaffiliated with Brookfield also participate in such investment on the same terms and conditions as the Fund (subject to legal, tax, accounting, political, regulatory or other considerations), (ii) Brookfield has obtained a fairness opinion or other valuation advice in respect of such investment or (iii) the General Partner has determined that the terms of such investment are fair to the Fund by such other method determined appropriate by Brookfield) and Brookfield will have no liability to the Fund in connection therewith. The foregoing shall also apply to investments by other Brookfield Accounts in existing investments of the Fund, mutatis mutandis. By virtue of entering into the subscription agreement, a Unitholder consents to the Fund entering into cross trades and, subject to Board consent or as otherwise permitted by the Fund LPA, principal transactions to the fullest extent permitted under applicable law. For the avoidance of doubt, acquisitions or dispositions among certain portfolio companies of the Fund and portfolio companies owned by other Brookfield Accounts, Walled-Off Businesses or Non-Controlled Affiliates will not be treated as cross trades or principal transactions and will not require the approval of the Board or any other consent. See “—Affiliate Services and Transactions” below.

Additionally, the Unitholders recognize and consent that the Fund, any Parallel Fund and any Intermediate Entity may, from time to time, without the consent of the Board or any Independent Directors but subject to Brookfield’s internal policies and procedures (as updated from time to time), directly or indirectly enter into transactions and other arrangements with (i) the Fund, (ii) BPE Lux, (iii) any other Brookfield Account that (1) invests alongside the Fund and/or BPE Lux and (2) is designated as a BPE Program Participant by Brookfield in its sole discretion, and (iv) in the case of each Person described in the immediately preceding clauses (i) through (iii), any of their respective intermediate entities and other related entities (the “BPE Program Participants”) as part of managing the investment programs of the Fund and other BPE Program Participants, including, without limitation, by (i) acquiring securities, properties or other assets from, or selling securities properties other assets to any other BPE Program Participants, (ii) accepting in-kind contributions of properties, assets or other securities from any other BPE Program Participant (or any investor therein) in connection with a conversion of its interests in any of the foregoing entities (or in any investment or other holdings thereof) in exchange for Units, units in any Parallel Fund or interests in any such Intermediate Entity, (iii) acquiring units or other interests in any other BPE Program Participants or issuing units or other interests of the Fund, any Parallel Fund or any Intermediate Entity to any other BPE Program Participant, and/or (iv) loaning funds to, borrowing funds from or otherwise incurring indebtedness or other obligations and providing credit support with respect to, any other BPE Program Participant.

Seed Investments. In July 2025, certain Brookfield Investors sold and transferred the Seed Investments in exchange for an entitlement to receive Class B-1 Units. The sale and transfer of each Seed Investment was ratified by the Board, including by the Independent Directors. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.”

The Fund’s investment activity may be limited until the date that all Class B-1 Units issued pursuant to the Seed Investments have been fully redeemed. Specifically, it is possible that the Fund will commit to and make a limited number of investments, or even no investments, until the date that all Class B-1 Units issued pursuant to the Seed Investments have been fully redeemed. To the extent the Fund does make an investment before such date, such investment may be relatively smaller than the size of investments that Brookfield expects the Fund to pursue and consummate in the future. Accordingly, as a result of the Class B-1 redemption arrangement described in “Part I. Item 1 Business—Redemption Arrangement for Class B-1 Units Held by Brookfield Investors,” the Fund may not be able to pursue certain attractive investment opportunities, or may not be able to pursue its desired amount of such investment opportunities, until all Class B-1 Units issued pursuant to the Seed Investments have been fully redeemed.

Additionally, the Fund is expected to bear its proportionate fees, costs and expenses in connection with the Seed Investments. Certain of such fees, costs and expenses relate to the sale and purchase of the Seed Investments to both the Fund and/or BPE Lux (including any feeder funds thereof). The Manager and its affiliates will seek to allocate such expenses between the Fund and BPE Lux on a basis that it determines to be fair and equitable under the circumstances.

Brookfield Investors may from time to time sell, transfer or contribute additional investments to the Fund in the future.

•The Fund is expected to bear its proportionate fees, costs and expenses in connection with such investments, including fees, costs and expenses, if any, incurred in developing, negotiating and structuring such investments that will be transferred to the Fund and may bear broken deal expenses from time to time in respect of investments which were allocated to the Brookfield Investors but which were not ultimately consummated. As a result, the Fund may pay more or less than the current market value of such assets when the Fund acquires them from the Brookfield Investors, and may incur additional costs in connection with acquiring assets from the Brookfield Investors compared to purchasing such investments directly. The Fund may also borrow to obtain funds necessary to purchase.

•A Brookfield Investor may transfer each such additional investment to the Fund upon terms agreed to by the Fund, which may be at the time such Brookfield Investor, in its discretion, deems it appropriate to transfer each such investment to the Fund taking into account (among others) one or more of the following considerations: (a) capital available for deployment, (b) availability of credit facility, (c) size of credit facility, (d) the number of Units subscribed for in closings to-date, (e) number of Units anticipated to be sold in future closings, (f) actual and anticipated capital needs, and (g) other tax, legal or regulatory considerations. As a result, such investment could be held by a Brookfield Investor for a longer period before transferring such investment to the Fund than would otherwise be the case, and/or an expected transfer of an investment to the Fund could be delayed, in each case based on (among others) one or more of the factors described above, incurring additional carrying costs payable to such Brookfield Investor.

•Certain conflicts of interest are inherent in the foregoing transactions between the Fund and Brookfield Investors, including in respect of the terms of the agreement between the Fund and Brookfield Investors regarding the sale of such additional investments (including as to representations, warranties, indemnities and remedies therein). Prices may not be as favorable as those in a negotiated transaction with a third party. Moreover, prior due diligence may be limited and the persons controlling the Fund may be conflicted in such transactions. As a result, there is no guarantee that the terms of such transactions will be as favorable as those that could be obtained from a third party or that the properties and interests that will comprise such additional investments will not carry with them undisclosed liabilities, which could have a material adverse effect on the value of the Fund.

Management Fee and Performance Participation Allocation Distributions. The Management Fee payable by the Fund to the Manager (or an affiliate thereof, including the Special Unitholder) and the Performance Participation Allocation that the Special Unitholder will be eligible to receive will not be used solely to compensate Brookfield employees. For example, Management Fees and/or Performance Participation Allocation are expected to be retained by Brookfield for the benefit of its public shareholders. Additionally, Brookfield may pledge, make a collateral assignment of, or otherwise use as credit support all or any portion of its right to receive Management Fees and/or Performance Participation Allocation. The payment of Management Fees and Performance Participation Allocation to persons other than the team responsible for managing the Fund reduces the alignment of interest between the General Partner and the Unitholders.

The existence of the Performance Participation Allocation creates an incentive for the General Partner and/or Brookfield to make more risky investments on behalf of the Fund than it would otherwise make in the absence of such performance-based compensation. In addition, as Brookfield manages other Brookfield Accounts, for which it receives differing levels of performance-based compensation, Brookfield has an incentive to favor the Brookfield Accounts or take increased investment risks on behalf of said Brookfield Accounts for which it receives a larger performance-based compensation.

While valuations will be undertaken according to the Fund’s Valuation Policies, Unitholders should nonetheless be aware that the General Partner has an incentive in maximizing the valuations on the basis of which the Fund’s NAV will be calculated, given this will positively impact the Fund’s NAV, and therefore the potential Management Fee, to which the Manager may be entitled. Such potential conflicts cannot be entirely mitigated and in the event that the actual values that materialize are different from those on the basis of which the NAV for the Fund is determined (and the Management Fee is calculated), then the General Partner shall not be required to reverse or recalculate the Fund’s (or its constituent entities’) NAV or such valuations, or return of any amount of Management Fees that have been based on such NAV calculations. In addition, the amount of the Performance Participation Allocation will be based in part upon the Fund’s NAV and Total Return as calculated by the General Partner (as described in the Fund LPA) which differs from the Fund’s NAV and returns. Unitholders should note that, where the General Partner and/or its affiliates hold Units in the Fund following any in-kind remuneration, the General Partner will have a further incentive to maximize investment valuations to positively impact the Fund’s NAV and the value of such Units. Unitholders should also note that, to the extent the General Partner and its affiliates receive proceeds following any redemption of such Units, and such proceeds exceed the amount that would have been received had the General Partner and its affiliates’ remuneration instead been settled in cash, then the General Partner and such affiliates shall be entitled to retain such excess and shall not be liable to account for such excess to the Fund or any Unitholder.

More generally, the calculation of the Fund’s NAV includes certain subjective judgments with respect to estimating, for example, the value of the Fund’s portfolio and its accrued expenses, net portfolio income and liabilities (e.g., exclusion of potentially subjective or contingent liabilities that may arise on or subsequent to the sale of an Investment), and therefore, the Fund’s NAV may not correspond to realizable value upon a sale of those assets. See “—Valuation Risk” above.

Where the Management Fee is calculated taking into account the valuation of an Investment (which may include expenses capitalized into the cost of such investment), the General Partner and/or Manager will have incentives to make determinations that result in a higher Management Fee to the Manager. Additionally, the amount of Performance Participation Allocation and Management Fee is dependent in part on the amount and timing of investment dispositions, and the General Partner and/or Manager expect to be subject to related conflicts of interest in determining whether and when to dispose of investments or make distributions, if at all, within the requirements of the Fund LPA. See “—Determinations of Value” below for additional information. The Manager may benefit from the Fund retaining ownership of its assets at times when Unitholders may be better served by the sale or disposition of the Fund’s assets in order to avoid a reduction in its NAV. If the Fund’s NAV is calculated in a way that is not reflective of its actual NAV, then the purchase price of Units or the price paid for the redemption of Units on a given date may not accurately reflect the value of the Fund’s portfolio, and such Units may be worth less than the purchase price or more than the redemption price.

Performance-Based Compensation. The Performance Participation Allocation is not the product of an arm’s-length negotiation with any third party, and, because the Performance Participation Allocation is calculated on a basis which includes unrealized appreciation of the Fund’s assets, it may be greater than if such compensation were based solely on realized gains.
The Performance Participation Allocation creates an incentive for Brookfield to make riskier or more speculative investments on behalf of the Fund than would be the case in the absence of this arrangement, although Brookfield’s commitment of capital to the other Brookfield Accounts alongside which the Fund invests should somewhat reduce this incentive.

A similar incentive exists at the level of the other Brookfield Accounts and Third-Party Pooled Investment Vehicles in which the Fund may invest. The general partner clawback with respect to the Fund’s indirect clawback liability pertaining to Brookfield Accounts and Third-Party Pooled Investment Vehicles in which the Fund may invest in respect of the Fund’s applicable share of variable fees and/or other incentive-based compensation generated by Brookfield and Third-Party Fund Managers in respect of such Brookfield Accounts and Third-Party Pooled Investment Vehicles, potentially creates other misalignments of interests between Brookfield, such Brookfield Accounts, such Third-Party Pooled Investment Vehicles, on the one hand, and the investors in the Brookfield Accounts and Third-Party Pooled Investment Vehicles on the other hand, such as an incentive for Brookfield and the Third-Party Fund Managers to make more speculative investments, to defer disposition of an Investment that would result in a realized loss (or a return on investment that was less than the preferred return, where applicable under the organizational documents of the relevant Brookfield Account or Third-Party Pooled Investment Vehicle) and trigger the clawback, or delay the dissolution and liquidation of a Brookfield Account or Third-Party Pooled Investment Vehicle if doing so would trigger a clawback obligation and/or seek to deploy capital in investments at an accelerated pace. Brookfield will generally have no control over the decision to dispose of underlying investments made by Third-Party Fund Managers in which it invests, and will be reliant upon such Third-Party Fund Managers to make such decisions in a fair and reasonable manner and on a timely basis. In addition, current U.S. federal tax law provides for a lower capital gains tax rate on performance-based compensation from Investments held for at least three years, which can be expected to incentivize Third-Party Fund Managers in which the Fund invests to accelerate deployment of capital at the beginning of the investment period of closed-ended funds they manage, and the General Partner and Third-Party Fund Managers in which the Fund invests to hold investments longer to ensure long-term capital gains treatment or dispose of investments prior to any change in law that would result in a higher effective income tax rate on the Performance Participation Allocation or equivalent performance-based compensation respectively.

The existence and terms of the Performance Participation Allocation and the variable fees or other incentive-based compensation in respect of the other Brookfield Accounts alongside which the Fund invests may also create other incentives and potential conflicts of interest related to the General Partner’s investment-related decisions. The Performance Participation Allocation may create an incentive for the General Partner to seek to select Independent Valuation Advisors it perceives as providing relatively high valuations, especially with respect to illiquid securities. The General Partner may also be motivated to accelerate acquisitions in order to increase net asset value or, similarly, delay or curtail redemptions to maintain a higher net asset value, which would, in each case, increase the Management Fee payable to the Manager. In addition, the Performance Participation Allocation and Management Fee may create an incentive for the Manager to time the realization of investments, so as to maximize the Performance Participation Allocation and Management Fee rather than the return of the Fund.

The Special Unitholder may elect to receive the Performance Participation Allocation in the form of cash, Class B-2 Units and/or shares or interests of Intermediate Entities or any combination of the foregoing, and the Manager may elect to receive the Management Fee and/or Expense Support Reimbursement in the form of cash, Class B-2 Units and/or shares or interests of Intermediate Entities or any combination of the foregoing. Additionally, Brookfield Investors have been issued Class B-1 Units in exchange for the contribution of Seed Investments. Any of the foregoing issuances of Units may have a dilutive effect in respect of Unitholders in the Fund. Redemptions of any B-2 Units used to satisfy the Management Fee, Performance Participation Allocation or Expense Support Reimbursement are not subject to the volume limitations of the Redemption Program or the Early Redemption Fee. Redemptions of Class B-1 Units in exchange for contribution of Seed Investments will not be subject to the Redemption Program. Rather, Class B-1 Units will be redeemed through a separate redemption arrangement.

In addition, the manner in which the General Partner’s entitlement to Performance Participation Allocation and Management Fee is determined may result in a conflict between its interests and the interests of Unitholders with respect to the sequence and timing of disposals of investments. For example, the General Partner may receive a Performance Participation Allocation in respect of pre-tax unrealized appreciation of the Fund’s assets, and the Management Fee will take into account the pre-tax unrealized value of the Fund’s assets and any cash and cash equivalents (calculated on a pre-tax basis disregarding taxes borne by any Intermediate Entity). In addition, the members and partners of the General Partner are generally subject to U.S. federal and local income tax (unlike certain of the Unitholders).

In addition, the Manager will be paid a fee for its services based on the Fund’s NAV, which will be calculated by Brookfield. The Manager may elect to receive the Management Fee in the form of cash, Class B-2 Units and/or shares or interests of Intermediate Entities or any combination of the foregoing. The calculation of the Fund’s NAV includes certain subjective judgments with respect to estimating, for example, the value of the Fund’s portfolio and its accrued expenses, net portfolio income and liabilities (e.g., exclusion of potentially subjective or contingent liabilities that may arise on or subsequent to the sale of an Investment), and therefore, the Fund’s NAV may not correspond to realizable value upon a sale of those assets. The Manager may benefit from the Fund retaining ownership of its assets at times when Unitholders may be better served by the sale or disposition of the Fund’s assets in order to avoid a reduction in its NAV. If the Fund’s NAV is calculated in a way that is not reflective of its actual NAV, then the purchase price of Units or the price paid for the redemptions of Units on a given date may not accurately reflect the value of the Fund’s portfolio, and such Units may be worth less than the purchase price or more than the redemption price.

The Performance Participation Allocation will be payable without taking into account accrued and unpaid taxes of any Intermediate Entity (including corporations) through which the Fund indirectly invests in an Investment or taxes paid by any such Intermediate Entity during the applicable reference period or month (as the case may be) and certain deferred tax liabilities of subsidiaries through which the Fund indirectly invests. Accordingly, this reduces the General Partner’s incentive to ensure Intermediate Entities are structured in such a manner as to minimize taxes paid or payable by such Intermediate Entities.

Because the Performance Participation Allocation is calculated separately with respect to each Class (as a whole), it can be expected that the Special Unitholder will be entitled to receive the Performance Participation Allocation with respect to some, but not all Classes. In addition, the Special Unitholder may be entitled to the Performance Participation Allocation with respect a Class notwithstanding that certain individual Unitholders within such Class may not have achieved their hurdle amount or the high water mark.

DECISIONS MADE AND ACTIONS TAKEN THAT MAY RAISE POTENTIAL CONFLICTS OF INTEREST

Reputational Considerations. Given the nature of its broader platform, Brookfield has an interest in preserving its reputation, including with respect to certain of its affiliates’ statuses as publicly traded vehicles, and in certain circumstances, such reputational considerations may conflict with the interests of the Fund. The General Partner or the Manager will likely make decisions on behalf of the Fund for reputational reasons that may not be directly aligned with the interests of Unitholders or consistent with the determination the General Partner otherwise would have made absent its interest in Brookfield’s broader reputation. For example, the General Partner or the Manager may limit transactions and activities on behalf of the Fund for reputational or other reasons, including where Brookfield is providing (or may provide) advice or services to an entity involved in such activity or transaction, where a Brookfield Account is or may be engaged in the same or a related activity or transaction to that being considered on behalf of the Fund, where a Brookfield Account has an interest in an entity involved in such activity or transaction, or where such activity or transaction on behalf of or in respect of the Fund could affect the General Partner, the Manager, Brookfield Accounts or their activities.

Brookfield Units. Brookfield may redeem a portion of any of its Units and/or shares or interests of Intermediate Entities at any time, so long as certain conditions are met, without regard to any early redemption fees, minimums or notice requirements, including at a time when there are unaccepted or unsatisfied Redemption Requests from Unitholders and at times that are inopportune for the Fund, so long as the redemption is being made with funds in excess of reserves that the General Partner determines are adequate for the needs of the Fund. In making a determination whether to redeem Units from the Fund, Brookfield will not be obligated to take into account the effects on the Fund, and may make such determination with only its own interest in mind. See “Part I. Item 1. Business—Redemption Program.” Neither Brookfield nor any of its affiliates

(including any investment vehicles or individuals or entities responsible for the management of the Fund) will have any obligation to make an additional investment to, invest alongside with and/or invest directly into the Investments of, the Fund, nor will Brookfield be required to maintain any particular minimum investment level in the Fund. As a result, Brookfield and the individuals or entities responsible for the management of the Fund may not have a complete alignment of interest with the Unitholders.

Investments by Brookfield in or alongside the Fund will be on terms more favorable than those of other Unitholders. Unlike certain other Classes of Units being offered to third-party investors, Management Fees will not be payable with respect to Brookfield Units, including Class B-1 Units, which will be held by Brookfield Investors, or Class B-2 Units, which will be held by Brookfield, certain of its affiliates, related parties and employees and the Fund’s employees, officers and directors and other persons as determined by the General Partner in its sole discretion and are not being offered to other investors.

Brookfield Investors will be permitted to redeem their Class B-1 Units on different terms as compared to the other Unitholders in the Fund. As described in “Part I. Item 1. Business—Redemption Arrangement for Class B-1 Units Held by Brookfield Investors,” the Fund can redeem Class B-1 Units on the last day of each calendar month using incoming subscriptions and other available cash (subject to certain limitations). Further, in connection with the occurrence of a Liquidity Event, the Fund shall promptly redeem outstanding Class B-1 Units of the Fund from Brookfield Investors (and up to the aggregate NAV of the outstanding Class B-1 Units) in the amount of (i) Brookfield Investors’ pro-rata share of any proceeds arising from such Liquidity Event (based on the number of Class B-1 Units that have not been redeemed at such time (“Pro Rata Share”)), net of the Blended Discount applied on such proceeds, minus (ii) the difference (if positive) between (x) the aggregate NAV of Units requested to be redeemed under the Redemption Program as of the most recently completed redemption (up to the 5% quarterly redemption limit under the Redemption Program) and (y) the aggregate NAV of Units actually redeemed under the Redemption Program as of the most recently completed redemption, minus (iii) any outstanding mandatory liabilities and obligations of the Fund as of the date of such Liquidity Event to the extent the Fund does not have sufficient cash available as of such date to satisfy such mandatory liabilities and obligations. Upon a Liquidity Event, if any portion of Brookfield Investors’ Pro Rata Share of proceeds arising from such Liquidity Event, net of the Blended Discount applied on such proceeds, are not used to redeem outstanding Class B-1 Units, then subject to applicable legal and regulatory restrictions, the Fund shall use the net proceeds from new subscriptions for Units in the offering of the Fund’s Units to redeem outstanding Class B-1 Units of the Fund from Brookfield Investors having an aggregate NAV equal to at least the shortfall amount (and up to the aggregate NAV of the outstanding Class B-1 Units). Such shortfall amount, for greater certainty, shall be fixed as of the date of the Liquidity Event and shall not be subject to any change on account of the future net asset value of the applicable Seed Investment.

Accordingly, it can be expected that the Fund will apply proceeds from a Liquidity Event to redeem Class B-1 Units of the Brookfield Investors rather than deploying such proceeds in investment opportunities. In addition, to the extent that income or cash from a Liquidity Event is received by or distributed to the Fund and utilized to redeem the Class B-1 Unitholders, such event or distribution may generate taxable income at the Fund level without a corresponding distribution of cash to other investors. The frequency of the Class B-1 redemptions could also materially and adversely impact the Fund’s available cash and its ability to satisfy redemption requests in future quarters. This could result in the Fund disposing of its Investments at a disadvantageous time (resulting in the Unitholders not having their capital invested and/or deployed in the manner originally contemplated or Investments being sold at a loss).

Certain Unitholders, including current and/or former senior advisors, officers, directors and personnel of Brookfield or its affiliates, charitable programs, endowment funds and related entities established by or associated with any of the foregoing, and other persons related to Brookfield, may receive preferential terms in connection with their investment in or alongside the Fund and other Brookfield Accounts. Specific examples of such preferential terms received by certain affiliated Unitholders may include, among others, waiver of the Management Fee. In addition, by virtue of their affiliation with Brookfield, affiliated Unitholders may have more information about the Fund and Investments than other Unitholders and will have access to information (including, but not limited to, valuation reports) in advance of communication to other Unitholders. As a result, such affiliated Unitholders will be able to take actions on the basis of such information which, in the absence of such information, other Unitholders do not take. Finally, to the extent affiliated Unitholders submit Redemption Requests in respect of their Class B-2 Units in the Fund, conflicts of interest will arise and Brookfield’s affiliation with such Unitholders could influence Brookfield’s determination to exercise its discretion whether to satisfy, reject or limit any such requested redemption. While such affiliated Unitholders and/or the Fund will seek to adopt policies and procedures to address such conflicts of interest, there can be no assurance that the conflicts of interest described above will be resolved in favor of the Fund or other Unitholders.

Distribution. Any material adverse change to the ability of the General Partner and/or Manager to build and maintain a network of licensed securities broker-dealers, financial intermediaries and other agents could have a material adverse effect on the Fund’s business and the offering. If the General Partner and/or Manager is unable to build and maintain a sufficient network of participating broker-dealers and financial intermediaries to distribute Units in the issuance, the Fund’s ability to raise proceeds through the issuance and implement the Fund’s investment strategy may be adversely affected. In addition, the Manager may in the future serve as dealer-manager for other Brookfield Accounts. As a result, the Manager may experience conflicts of interest in allocating its time between the issuance and such other issuers, which could adversely affect the Fund’s ability to raise capital through the issuance and implement the Fund’s investment strategy. Further, the participating distributors retained by the General Partner and/or Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as the Fund, which they may elect to emphasize to their retail clients. This may further adversely impact the ability of the Fund to raise capital and therefore its ability to implement the investment strategy of the Fund.

Material, Non-Public Information; Trading Restrictions; Information Not Made Available. The ability of the Fund to buy or sell certain securities or take other actions is expected to be restricted in certain circumstances, including by applicable securities laws, regulatory requirements, contractual obligations and/or reputational risk considerations applicable to Brookfield (and/or its internal policies designed to comply with these and similar requirements). For example, Brookfield will possess material, non-public information about issuers that would limit the ability of the Fund to buy and sell securities related to those issuers.

Furthermore, Brookfield, the Walled-Off Businesses, Brookfield Accounts and/or the Fund are deemed to be affiliates for purposes of certain laws and regulations across various jurisdictions (notwithstanding that the Walled-Off Businesses will not be treated as affiliates under the Fund LPA) and it is anticipated that, from time to time, the Fund, Brookfield and Brookfield Accounts will each have positions (which in some cases will be significant) in one or more of the same issuers that Brookfield needs to aggregate for certain securities laws and other regulatory purposes (including for purposes of certain trading restrictions and/or reporting obligations in various jurisdictions). Consequently, activities by Brookfield and/or Brookfield Accounts could result in earlier public disclosure of investments by the Fund and/or Brookfield Accounts that the Fund is invested in, restrictions on transactions by the Fund and/or Brookfield Accounts that the Fund is invested in (including the ability to make or dispose of certain investments at certain times), adverse effects on the prices of investments made by the Fund and/or Brookfield Accounts that the Fund is invested in, potential short-swing profit disgorgement, penalties and/or regulatory remedies, or otherwise create conflicts of interests for the Fund and/or Brookfield Accounts that the Fund is invested in.

As a result of the foregoing, the General Partner or the Manager may restrict, limit or reduce the amount of the Fund’s Investment. In addition, certain of the Fund’s Investments may become subject to legal or other restrictions on transfer following their acquisition. When faced with the foregoing limitations, Brookfield will generally avoid exceeding the threshold because exceeding the threshold could have an adverse impact on the ability of the General Partner, the Manager or Brookfield to conduct its business activities. The Manager or the General Partner may also reduce the Fund’s interest in, or restrict the Fund from participating in, an investment opportunity that has limited availability or where Brookfield has determined to cap its aggregate investment in consideration of certain regulatory or other requirements so that other Brookfield Accounts that pursue similar investment strategies may be able to acquire an interest in the investment opportunity. The Manager or the General Partner may determine not to engage in certain transactions or activities which may be beneficial to the Fund because engaging in such transactions or activities in compliance with applicable law would result in significant cost to, or administrative burden on, the Manager or the General Partner or create the potential risk of trade or other errors.

Brookfield and/or one or more of the Walled-Off Businesses may become subject to additional restrictions on its business activities that could have an impact on the Fund’s activities. In addition, the Manager and the General Partner may restrict their investment decisions and activities on behalf of the Fund and not on behalf of other Brookfield Accounts, including Brookfield Accounts sponsored, managed or advised by the Manager, the General Partner or the Walled-Off Businesses.

Allocation of Costs and Expenses. In the ordinary course, Brookfield is required to decide whether costs and expenses are to be borne by the Fund, its Investments or potential Investments, and/or other Brookfield Accounts (including Brookfield), and to allocate such costs and expenses among the Fund, its Investments, and/or other Brookfield Accounts (including Brookfield) or potential investments, as appropriate. These costs and expenses include Organizational and Offering Expenses (as defined below), Fund Expenses and expenses charged to Investments, including (among others) fees, costs and expenses payable to service providers, including related parties, affiliates of Brookfield and/or third-party service providers. Brookfield expects to allocate costs and expenses to or among the Brookfield Accounts (including the Fund and/or Brookfield) that benefit from such costs and expenses in a fair and reasonable manner using its good faith judgment, which is inherently subjective. Additional detail regarding costs and expenses is set out in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses.”

Brookfield generally will utilize one or more methodologies (that it determines, in its sole discretion, to be fair and reasonable) to determine (a) the costs and expenses relating to a particular service (that are not otherwise provided pursuant to a fixed rate) and (b) the allocation of costs and expenses (including, among others, expenses associated with Affiliate Services (as defined below) and other fees charged by third-party service providers) among Brookfield Accounts (including the Fund and/or Brookfield). These methodologies are expected to include one or more of the following: (i) quarterly, semi-annual, annual or other periodic estimates (including budgetary estimates) of (A) the amount and/or range of time spent by or to be spent by employees on provision of a service to one or more Brookfield Accounts and/or (B) the level of effort required to provide a particular service relative to other services provided by the same employees (for instance, costs and expenses relating to financial reporting services could be allocated based on the estimated level of effort required for audited versus unaudited financial statements), and the General Partner is not required to subject such estimates to true-up once the relevant service has been completed; (ii) the relative size (e.g., value or invested equity), number, output, complexity and/or other characteristic relating to the Brookfield Accounts, investments and/or potential investments to which the services relate; (iii) where services are provided by groups of employees, utilization of blended compensation rates across groups of such employees (which rates may blend together the compensation of employees with different seniority, regions, functions and individual compensation, such that the particular employees who provide services to a particular Brookfield Account may actually be compensated at higher or lower rates than the blended rate that is charged to such Brookfield Account); and/or (iv) any other methodology deemed fair and reasonable by Brookfield in determining (and/or estimating) the cost and expenses relating to the provision of a particular service.

The methodologies that Brookfield utilizes to determine the costs and expenses relating to a particular service and the allocation of costs and expenses among Brookfield Accounts (including Brookfield) are expected to vary based on the particular facts and circumstances of each situation (including potentially analogous situations) and over time, and as such there will be some degree of variation in the manner in which situations are addressed (including similar situations over time). There can be no assurance that any such determination will accurately reflect the actual cost of a service in any particular situation, that Brookfield’s own interests will not influence its determination, and/or that a different methodology would not have also been fair, reasonable and/or yield a different (including more accurate) result. Moreover, it is possible that the Fund and/or its investments or potential investments could be allocated a larger portion of costs and expenses relating to one or more services, including services provided by Brookfield Accounts (including Brookfield) and/or services that are provided to the Fund and other Brookfield Account(s), than they otherwise would have if Brookfield did not face the conflicts of interest considerations discussed herein. Among other things, the determination of cost and expenses generally will be based on estimates (which are inherently subjective) and/or blended rates determined by blending and averaging employee costs. As a result, there can be no assurances that the amounts charged by Brookfield to the Fund and/or its investments for any service will not be greater (or lower) than the amount that would be charged had Brookfield determined the costs and expenses relating to the service(s) and/or the allocation of such costs and expenses among Brookfield Accounts (including Brookfield) via a different methodology or engaged a similarly-situated third-party service provider to provide the services.

From time to time, Brookfield may inadvertently miscalculate the amount owed by a Brookfield Account in respect of a certain expense or fee. In the event this occurs, Brookfield will reduce the overall receivable due from the relevant Brookfield Account accordingly. To the extent that, upon correcting the miscalculation, there is no amount owed to Brookfield by the Brookfield Account in respect of the relevant service, Brookfield will reimburse the Brookfield Account for the amount overcharged with interest.

Costs and expenses that are suitable for only the Fund (and/or its Investments or potential Investments) or another Brookfield Account (and/or its investments) are expected to be allocated only to the Fund or such other Brookfield Account, as applicable. Notwithstanding anything in the foregoing to the contrary, in certain situations costs and expenses are expected to be allocated only to the Fund (and/or its investments) despite the fact that the incurrence of such costs and expenses did not or will not directly relate solely to the Fund and could, in fact, also benefit other Brookfield Accounts or not ultimately benefit the Fund (and/or its Investments or potential investments) at all. For example, costs and expenses could be allocated to the Fund in respect of a specific legal, regulatory, tax, commercial and/or other matter, structure and/or negotiation that does not relate solely to the Fund and/or was addressed prior to the launch of the Fund, and Brookfield could determine to allocate all or a significant portion of such costs and expenses to the Fund based on factors that it deems reasonable in its sole discretion, regardless of the amount of capital raised for and/or number of investors (if any) who ultimately invest in, the Fund in connection with such matter, structure and/or negotiation, and regardless of the extent to which other Brookfield Accounts (including Brookfield) ultimately benefit from such matter, structure and/or negotiation. Costs and expenses incurred in connection with a matter, structure and/or negotiation unrelated to the Fund could therefore be allocated to the Fund even if such costs and expenses were incurred prior to the existence of the Fund. Similarly, costs and expenses that are expected to be borne by a particular Unitholder or a third party could be allocated to the Fund to the extent such costs and expenses are not ultimately charged to or paid by such Unitholder or third party, including, for example, costs and expenses related to a transfer of Units in the Fund, bespoke reporting and/or other arrangements.

In certain circumstances, in order to create efficiencies and optimize performance, Brookfield expects that one or more Investments, potential Investments, portfolio companies and/or assets of the Fund will share the operational, legal, financial, back-office and/or other resources of another investment, potential investment, portfolio company and/or asset of the Fund and/or other Brookfield Accounts, including Brookfield. Brookfield will determine the costs and expenses as well as the allocation of such costs and expenses among the relevant Brookfield Accounts (and/or their assets) utilizing the methodologies set forth above. These types of arrangements will not require the consent of Unitholders or the Board. Determining an allocable share of internal and other costs, or otherwise allocating costs, inherently requires the judgment of Brookfield and there can be no assurance that the Fund will not bear a disproportionate amount of any costs, including Brookfield’s internal costs. In addition, it is possible that a portfolio company may be in the business of providing services that are, or could be, utilized by another Investment, portfolio company or assets. In this situation, the Manager may determine that one or more Investments use the other portfolio company’s services, even where these services were previously provided to a portfolio company from a third party. See also “—Transactions with Portfolio Companies” below.

Where a potential Investment is pursued on behalf of one or more Brookfield Accounts, including the Fund, the Brookfield Account(s) that ultimately make(s) the Investment will generally be allocated the costs and expenses related to such investment on a pro rata basis based on their proportionate interests in the Investment. In the case of a potential investment that is not consummated, Brookfield expects to allocate the broken deal costs and expenses from time to time relating to such potential investment among the Brookfield Account(s) that Brookfield expected to participate in such investment on a pro rata basis based on their expected proportionate interests in the Investment, provided that pro rata interests that were expected to be allocated to (x) other Brookfield Accounts (including Brookfield) so as to facilitate a closing of the Investment (i.e., with the expectation that such interests would be further syndicated to third-party investors post-closing) and (y) potential third-party co-investors that did not agree to bear broken deal costs and expenses, will be allocated to the Fund for purposes of allocating such broken deal costs and expenses. In any event, Brookfield’s allocation of costs and expenses related to a consummated or unconsummated Investment may result in the Fund reimbursing other Brookfield Accounts (including Brookfield) for costs and expenses, or vice versa, so as to achieve an allocation of such costs and expenses that Brookfield determines, in its discretion, to be fair and reasonable, as described above.

Examples of broken deal costs and expenses include the following: (1) research costs and expenses, (2) fees and expenses of legal, financial, accounting, tax, risk, technology, consulting or other advisers (including Brookfield) in connection with conducting due diligence or otherwise pursuing a particular non-consummated transaction, (3) fees and expenses in connection with arranging financing for a particular non-consummated transaction, (4) travel costs, (5) deposits or down payments that are forfeited in connection with, or amounts paid as a penalty for, a particular non-consummated transaction, and (6) other costs and expenses incurred in connection with activities related to a particular non-consummated transaction (including, for the avoidance of doubt, any relevant Affiliate Services). Brookfield will make allocation determinations in its discretion, and it will modify or change its allocation methodologies from time to time to the extent it determines such modifications or changes are necessary or advisable to achieve a fair and reasonable allocation, and such modifications or changes could result in the Fund and/or other Brookfield Accounts bearing less (or more) costs and expenses than it otherwise would have borne without such modifications and/or pursuant to a different allocation methodology.

Fund Expenses. The Fund shall bear and be charged with all Fund Expenses and shall promptly reimburse the General Partner, the Manager or their affiliates, as the case may be, to the extent that any of such costs and expenses are paid by such entities, including, without limitation: (a) those relating to legal, auditing, consulting and accounting, those related to the administration of the Fund or its subsidiaries (including both third-party and internal fund administrator services), including, but not limited to, fees, expenses and costs incurred in connection with information technology utilized by the Fund or its subsidiaries, the preparation and circulation of funding notices and distribution notices (including fees, expenses and costs of service providers), the maintenance of the Fund’s books of account and other reports and the preparation of audited or unaudited financial statements required to implement the provisions of the Fund LPA or by any governmental authority with jurisdiction over the Fund (including those of independent auditors, accountants, any independent valuation adviser and counsel, the costs and expenses of preparing and circulating the reports (including Schedule K-1s or other similar schedule) and any fees or imposts of a governmental authority imposed in connection with such books and records and statements) and other routine administrative fees, expenses and costs of the Fund or its subsidiaries, including those relating to the preparation of tax returns and the effecting of tax reporting or compliance (including all calculations ancillary to such reporting or compliance, such as determinations of “earnings and profits,” “surplus balances” or other amounts relevant to income tax for the Fund, its subsidiaries or Unitholders), cash management expenses (including treasury and hedging services); (b) those incurred in connection with meetings with the Fund’s Board, the Audit Committee or any third-party advisory committees (including travel and legal counsel (if any) retained and incurred by the Board) and the fees, costs and expenses of any legal counsel or other advisors retained by, or at the direction or for the benefit of, the Board; (c) those incurred in connection with meetings of the Unitholders (including accommodation, meal, event and similar expenses and costs related thereto); (d) those related to the organization of, offering of interests in, and operation or maintenance of, the Fund, any Feeder Fund, any Parallel Fund and/or any Intermediate Entity, including without limitation any travel and accommodation expenses related to such entity, the salary and benefits of any personnel reasonably necessary for the maintenance of such entity or other overhead expenses in connection therewith, to the extent not paid by such Feeder Funds, Parallel Funds and/or Intermediate Entities or their partners, as applicable; (e) those incurred in connection with indemnification and insurance, including those incurred in connection with any litigation, investigation, settlements or reviews or other extraordinary events, D&O liability, professional liability and other insurance and indemnity expenses, including the amount of any judgments or settlements paid in connection therewith; (f) those incurred in connection with the identification, structuring, negotiation, acquisition, sourcing (including any retainers, success and finder’s fees and other compensation paid to contractors, senior advisors and sourcing and operating partners), researching, holding, operating, sale, proposed sale, restructuring, other disposition or valuation (including the cost of any valuation of, or fairness opinion relating to, any portfolio company or other asset or liability, or potential transaction, of the Fund, unless the Manager, in its sole discretion, chooses to pay the cost of such fairness opinion) of its proposed or actual Investments (including due diligence in connection therewith, including, but not limited to, legal, accounting, tax, audit, consulting (including those engaged to evaluate the reasonableness of the affiliate service rate or whether Brookfield’s fee and expense practices are in compliance with the provisions of the Fund LPA), appraisal, travel, lodging, transportation, meals and other expenses (to the extent not subject to reimbursement), and the attendance at conferences in connection with the evaluation of future Investments or specific sectors, geographies or industries solely to the extent that such conferences are in furtherance of the Fund’s business; (g) those arising out of all permitted borrowings made by the Fund or any subsidiary thereof or alternative structure (including interest thereon), and those incurred in negotiating, entering into, effecting, maintaining, varying and terminating any borrowing, guarantee or other credit arrangement permitted to be incurred under the Fund LPA; (h) those related to brokerage commissions, custodial expenses, appraisal fees and other costs incurred in connection with actual or proposed investments and temporary investments, including those related to, or losses incurred in respect of, transactions in derivative instruments and costs resulting from the conversion of any investment proceeds to the currency of distribution; (i) those incurred in connection with hedging transactions including hedging by Intermediate Entities which may not be for the direct benefit of the Fund; (j) those incurred in connection with all subsidiaries of the Fund (including any

Intermediate Entity) or the Manager, and other vehicles and special purpose entities through which investments are held or managed, including the costs associated with establishing, administering, maintaining, managing, operating, winding up and dissolving such entities and maintaining a permanent residence in certain jurisdictions (in each case, such as rent for office space, related overhead, board of directors’ expenses and employee salaries and benefits); (k) those related to business development; (l) those related to communications (including any software or online data portal used in connection with reporting and any expenses incurred in connection with webcasts, video conferencing or similar technology services), and those related to the maintenance of any website, data room or communication medium used for the Fund (including for the hosting of constitutional documents or any other documents to be communicated to investors, prospective investors or third parties), as well as expenses and fees (or other comparable arrangements) payable to a placement agent or financial intermediary in respect of the subscription by Unitholders sourced or admitted through such placement agent or financial intermediary (to the extent such fees or expenses are not borne by the Fund directly); (m) those incurred in connection with any restructuring, amendments to the constituent documents of the Fund, any Parallel Funds, any Feeder Funds, and their respective related entities (including any Intermediate Entity), including the General Partner and the Manager, to the extent necessary to implement a restructuring or amendment to the Fund documents (or the constituent documents of any Intermediate Entity); (n) those incurred in connection with administering and compliance with any written agreements entered into with the Unitholders, including summaries thereof, finance and reporting obligations in respect thereof and any revisions or amendments to any such written agreements; (o) those incurred in connection with government and regulatory filings (including Form ADV (with respect to the Manager), Form PF, Form 10, Exchange Act reporting, and any reports and notices filed with the CFTC and the NFA; (p) those related to any depositary, custodian, paying agent, trustee, rating agent or transfer agent; (q) those of third-party service providers incurred on behalf of the Fund or other partnership or legal entity and/or the General Partner or the general partner of such other partnership or legal entity in order to ensure compliance with local regulatory or tax regimes (including any taxes thereon); (r) those incurred in connection with any tax audit, investigation, settlement or review of the fund, and any taxes, fees, interest and other governmental or regulatory charges payable by the Fund (including taxes and other amounts related thereto); except, in each case, to the extent such amounts are (i) allocable to or payable by a Unitholder, and (ii) actually borne and paid by such Unitholder and any tax reporting requirements applicable to the Fund or to the Intermediate Entities including with respect to their investments and all calculations ancillary to such reporting or compliance; (s) those incurred by the General Partner or its designee in their capacity as the Fund’s Tax Matters Representative; (t) those incurred in connection with a purchase, redemption, sale, assignment, pledge or transfer of a Unitholder’s Units or the withdrawal or termination of a Unitholder including prospective transfers that are not consummated and those incurred in connection with transferring a Unitholder’s Units to a Parallel Fund (except to the extent allocable to or payable by, and actually borne and paid by, the applicable purchaser or Unitholder, assignee, pledgee or transferee, as the case may be); (u) those incurred in connection with anti-money laundering or “know your customer” compliance, tax diligence and/or related procedures; (v) those incurred in connection with the collection of any amounts due to the Fund from any person; (w) those associated with the maintenance and operation of the General Partner; (x) expenses related to compliance with privacy laws, rules or regulations of any applicable jurisdiction, including the General Data Protection Regulation; (y) any fees, costs and expenses incurred in connection with services and products provided by Brookfield (including any of its affiliates or personnel) to the Fund, any Parallel Fund, any Feeder Fund, any Intermediate Entity or any Investment; (z) expenses incurred in connection with assisting Unitholders responding to FOIA requests and (aa) Broken Deal Expenses.

For the avoidance of doubt, Fund Expenses will include, and the Fund will bear, all such expenses whether incurred by, on behalf of or in connection with the formation and operation of any Parallel Fund, any Feeder Fund formed by Brookfield, any taxable subsidiary and any Intermediate Entity other than taxes that are treated as distributed to a Unitholder or Unitholders pursuant to the Fund LPA; (aa) fees, costs and expenses of a Dealer-Manager in connection with the provision of broker dealer services to the Fund or any portfolio companies; (bb) all costs and expenses of the Fund and its affiliates in connection with any Seed Investment as described in “—Seed Investments”; and (cc) all other expenses approved by the Board.

It is also expected that the General Partner will allocate certain Fund Expenses to some, but not all classes of investors, to the extent the General Partner determines in good faith that doing so is necessary or appropriate under the circumstances. The General Partner shall be permitted to make adjustments to Units, distributions, allocations, fundings, payments and/or calculations in order to give effect to the foregoing.

Other than as set forth in the Fund LPA, the Manager and the General Partner will each be responsible for its own operations, including rent, salaries, furniture and fixtures and all other office equipment.

In managing the investment activities of the Fund, Brookfield expects to utilize third-party research and data sources, including for example expert network consultants, databases and other research and data sources, to supplement its diligence of investment markets, sectors, industries, trends, and/or companies. The costs of such third-party research and data sources will be treated as Investment-related Fund Expenses and borne by the Fund without any offset to the Management Fee.
As reflected above, certain costs of Brookfield’s annual investor conference (“BIC”) are allocated in part to the Fund as a Fund Expense. Generally, all BIC expenses are itemized and split into 2 groupings: (i) general expenses and (ii) Board expenses. General expenses include, among others, costs relating to: (a) conference venue, (b) technology, (c) food & beverage, (d) asset tours, (e) guest speaker, (f) presentation training, (g) giveaways, and (h) transportation for internal attendees. Board member expenses include transportation and accommodation expenses of Board representatives.

In order to appropriately allocate BIC expenses among the relevant constituencies, Brookfield tracks in-person attendance at the conference and categorizes each attendee as: (a) investor, (b) prospect, or (c) internal. Brookfield employees and guests (e.g., presenters) are categorized as internal attendees.

General expenses are allocated pro rata based on attendance splits of the relevant category of attendees at BIC as follows: (v) conference venue and technology expenses generally are allocated among Brookfield Accounts (based on each Brookfield Account’s share of investor attendee figures) and Brookfield (based on prospect attendee figures); (w) food and beverage expenses generally are allocated among Brookfield Accounts (based on each Brookfield Account’s share of investor attendee figures) and Brookfield (based on prospect and internal attendee figures); (x) asset tours generally are allocated among Brookfield Accounts (based on each Brookfield Account’s share of investor attendee figures) and Brookfield (based on internal attendee figures); and (y) guest speaker, presentation training, transportation for internal attendees, and giveaways generally are allocated 100% to Brookfield. Board member expenses generally are allocated to Brookfield Accounts (including the Fund) based on Board membership attendee figures for each Brookfield Account (including the Fund).

Brookfield’s methodology for allocating BIC costs and expenses is deemed by Brookfield to be fair and equitable taking into account relevant facts-and-circumstances. There can be no assurance that a different methodology would not have also been fair and equitable and/or yield a different (including more accurate) result. As a result, there can be no assurances that the BIC costs and expenses charged by Brookfield to the Fund will not be greater (or lower) than the amount that would be charged had Brookfield allocated BIC costs and expenses via a different methodology. In addition, from time to time, Brookfield may determine to allocate BIC costs and expenses pursuant to a different methodology that it deems fair and equitable taking into account relevant circumstances, including a methodology that results in increased costs and expenses being allocated to Brookfield Accounts (relative to Brookfield) as compared to the allocation methodology described above.

The Manager will generally be responsible for its own ordinary course operating expenses, including rent, salaries and overhead, furniture and fixtures and all other office equipment (but not, for the avoidance of doubt, related to any other items, including fund operations, real estate management, portfolio company management, administrative services related thereto (e.g., corporate secretarial and governance services) or other Affiliate Services).

The amount of such Fund Expenses will be substantial and will reduce the actual returns realized by Unitholders on their investment in the Fund and the amount of capital available to be deployed by the Fund in Investments. The list of Fund Expenses above encompasses a broad range of expenses but is not exhaustive; additional and/or new costs and expenses are expected to arise over time. Fund Expenses also includes both recurring items as well as extraordinary expenses which may be hard to budget or forecast. As a result, the amount of Fund Expenses ultimately borne by the Fund at any one time may also exceed expectations. See additional detail regarding the allocation of costs and Fund Expenses in “—Allocation of Costs and Expenses” above.

The list of Fund Expenses included in the Fund LPA and herein is based on Brookfield’s past experiences and current expectations of the types of costs and expenses to be incurred by the Fund. Additional and/or new costs and expenses are expected to arise over time and Brookfield will allocate such costs and expenses to the

Fund (or among the Fund and other Brookfield Accounts) as it determines, in its discretion, to be fair and reasonable.

As described above, the Fund will also bear all legal, organizational and offering expenses of the Fund, including the out-of-pocket expenses of the General Partner, the Manager and any Feeder Fund (as defined above) formed by Brookfield (including costs incurred in the negotiation, execution and delivery of the Fund Agreements, any written agreements with Unitholders), and similar agreements (including in connection with any electronic subscription platform) and any legal, accounting and other third-party service provider fees and expenses, expenses incurred in connection with webcasts, video conferencing or similar technology services utilized in connection with marketing the interests of the Fund, travel expenses, printing, filing fees and similar fees and expenses related thereto, including any such fees and expenses arising from issues, structures or negotiations that do not solely relate to the Fund and may also relate to one or more other Brookfield Funds, a portion of which Brookfield has allocated to the Fund in its discretion, or to the transfer of Units in the Fund subscribed to by a Brookfield Account on an interim basis for the purpose of syndicating such interests. Certain costs and expenses that are to be borne as Fund Expenses, include costs and expenses related to organizational matters and fees, costs and expenses of anti-bribery and corruption, anti-money laundering and/or “know your customer” compliance, tax diligence expenses and costs and expenses of ongoing related procedures. Brookfield has engaged a compliance consulting firm and could engage similar firms to provide services in connection with its investor relations operations, including the review of diligence and marketing materials; such costs and expenses incurred in relation to the formation and organization of the Fund will be treated as a Fund Expense set forth in the Fund LPA, and thereafter in respect of the ongoing operation or administration of the Fund will be treated as Fund Expenses.

Affiliate Services and Transactions. Where it deems appropriate and relevant, in its sole discretion, Brookfield will perform or will engage its affiliates and/or related parties to provide a variety of different Affiliate Services in connection with the operation and/or management of the Fund and/or its Unitholders, the General Partner, the Manager, Feeder Funds, the Fund’s subsidiaries and/or their respective affiliates, Investments, potential Investments and/or the investment entities of the Fund, that would otherwise be provided by independent third parties, including (among others): lending and loan special servicing; investment banking (including participation by Brookfield-affiliated broker dealers in the underwriting and syndications of securities, loans and/or other financial instruments issued by the Fund or the portfolio companies); investment support, including investment backstop, guarantees and similar investment support arrangements; advisory, consulting, market research, appraisal, valuation, risk management and innovation (including cyber/digital security and related services), assurance, and audit services (including related to investments, assets, commodities, goods and services); acting as alternative investment fund manager and/or other similar type of manager in jurisdictions where such services are necessary and/or beneficial; the placement and provision of various insurance policies and coverage and/or reinsurance thereof, including risk retention and/or insurance captives and/or alternative insurance solutions; entitlement; development (including oversight thereof) and development management (including identification and assessment of development opportunities, project planning, engineering analysis, preparing and managing interconnection approvals and permitting, and managing related stakeholder matters); design and construction (including oversight thereof); procurement services; portfolio company and property management (and oversight thereof) and leasing or facility management; power marketing; system controls; operational, legal, financial, compliance, regulatory; tax, back office, environmental, social and governance related services, health, life and safety and security services, operations and maintenance services; brokerage, corporate secretarial, human resources, bank account and cash management; financial planning and related controls, books and records, payroll and welfare benefits services; supply or procurement of power and energy and/or other commodities/goods/products; transaction support; accounting and reporting; fund administration (including coordinating onboarding, due diligence, reporting and other administrative services with the Fund’s third-party fund administrator and placement agents); arranging, negotiating and managing financing, refinancing, other financial operations services, hedging, derivatives, managing workouts and foreclosures, financing and other treasury and capital markets services; services relating to the use of entities that maintain a permanent residence in certain jurisdictions; data generation, analytics, analysis, collection and management services; participation in and/or advice on a range of activities by strategic and/or operations professionals with established industry expertise, including among others in connection with (or with respect to) the origination, identification, assessment, pursuit, coordination, execution and consummation of Investment opportunities, including project planning, engineering and other technical analysis, securing site control, preparing and managing approvals and permits, financial analysis and managing related-stakeholder matters; real estate, leasing and/or asset/facility management; service as administrative and collateral agent; development management (including pre-development, market and site analysis, modeling, zoning, entitlements, land use, pre-construction, community and government relations, design, environmental review and approvals, securing and administering compliance with governmental agreements, government approvals and incentive programs, permitting, site safety planning and construction); marketing (including of power or other output by an underlying asset/portfolio company); environmental and sustainability services; physical and digital security, life and physical safety, maintenance and other technical specialties; information technology services and innovation; appraisal and valuation services; market research; cash flow modeling and forecasting, consolidating, reporting, books and records; arranging, negotiating and managing financing and derivative arrangements; accounting, administrative services, reporting, legal, compliance and tax services relating to the Fund and/or its Unitholders, the investment holding structures below the Fund and the Investments and other services; assisting with review, underwriting, due diligence analytics, and pursuit of Investments and potential Investments; managing workouts and foreclosures; client onboarding (including review of subscription materials and coordination of anti-bribery and corruption, anti-money laundering and “know your customer” reviews, assessments and compliance measures); client reporting; investment onboarding (including training employees of investments on relevant policies and procedures relating to risks); preparation and review of fund documents; negotiation with prospective investors; other services that would be considered Fund Expenses if performed by a third party; other operational, back office, administrative and governance related services; oversight and supervision of the provision, whether by a Brookfield affiliate/related party or a third party, of the above-referenced services and products; and any other services that Brookfield deems appropriate and relevant and/or necessary in connection with the operation and/or management of the Fund and/or its Unitholders, the General Partner, the Manager, the Feeder Funds, the Fund’s subsidiaries and/or their respective affiliates, investments, potential investments and/or the investment entities of the Fund (such services, collectively, “Affiliate Services”). The types of Affiliate Services that Brookfield provides will not remain fixed and are expected to change and/or evolve over time as determined by Brookfield in its sole discretion.

Some of these services give rise to additional conflicts of interest considerations because they are similar to the services provided by the Manager to the Fund. However, Brookfield deems these services to be appropriate for and value enhancing to the operations and/or management of Investments, potential investments, the Fund, the General Partner, the Manager, the Feeder Funds, the Fund’s subsidiaries and/or their respective affiliates, and these services otherwise would be provided by third parties engaged to provide the services. Amounts charged to the Fund and/or Investments for Affiliate Services will be in addition to the Management Fee payable to the Manager and Performance Participation Allocations distributable to the General Partner, will not be shared with the Fund and/or the Unitholders (or be offset against the Management Fee and/or the Performance Participation Allocation), will increase the overall costs and expenses borne indirectly by investors in the Fund, and are expected to be substantial.

The fee potential, both current and future, inherent in a particular transaction could be an incentive for the Manager to seek to refer or recommend a transaction to the Fund. Furthermore, providing services or products to the Fund and its Investments is expected to enhance Brookfield’s relationships with various parties, facilitate additional business development and enable Brookfield to obtain additional business and generate additional revenue.

To the extent Brookfield (including any of its affiliates and/or personnel, other than portfolio companies of other Brookfield Accounts) provides Affiliate Services, it will be compensated (which may include a carried interest or similar type of incentive fee, or in the case of lending, interest) for such Affiliate Services: (a) at rates equal to or less than those disclosed to potential investors in a rate schedule to the Memorandum (the “Rate Schedule”) and which will be updated from time to time; (b) to the extent that rates for an Affiliate Service are not included in the Rate Schedule, at an arm’s length market rate; (c) at cost (including an allocable share of internal costs), plus an administrative fee of 5%; (d) to the extent such Affiliate Services relate to services that are provided to one or more Brookfield Accounts in or alongside which the Fund invests, at rates equal to or less than the rates charged to such Brookfield Accounts; or (e) at any other rates with consent from the Board (the “Affiliate Service Rate”).

In furtherance of the foregoing, Brookfield intends to have strategic and/or operations professionals with established industry expertise advise on a range of activities related to development and other investments and assets, including participating in the origination, identification, assessment, pursuit, coordination, execution and consummation of renewable and clean energy development opportunities, including project planning, engineering and other analyses, securing site control, preparing and managing interconnection and/or other approvals and permits, financial and/or other analyses, and managing-related stakeholder matters. Such activities give rise to certain conflicts of interests and while such activities are similar to those services provided by the Manager to the Fund, they otherwise would have been provided by third parties in this context and as a result, the compensation payable by the Fund or applicable investment or asset in respect thereof will be determined in accordance with the paragraph above and will not be shared with the Fund or the Unitholders (or offset against the Management Fee) and is expected to be substantial. Such compensation will increase the overall costs and expenses borne indirectly by investors in the Fund.

A portion of any fees paid to Brookfield affiliates may be paid as a pass-through of payroll costs for the Brookfield personnel providing such services.

In certain cases, Brookfield will oversee and/or supervise third-party service providers who provide services that, if performed by Brookfield, would have been charged to the Fund in accordance with the above; in such cases, Brookfield may charge, (i) fees that, when combined with the fees charged by the third-party service provider, are at a rate equal to or less than the amount Brookfield would have charged if it provided such Affiliate Service, or (ii) at cost (including an allocable share of internal costs) plus an administrative fee of 5% in addition to the third-party service provider’s fees, which amounts may in the aggregate exceed the amount Brookfield would have charged if it provided such Affiliate Service.

If an Affiliate Service is charged at the Affiliate Service Rate, Brookfield will determine the Affiliate Service Rate for each Affiliate Service in good faith at the time of engagement based on one or more factors, including, among others: (A) the rate that one or more comparable service providers (which may or may not be a competitor of Brookfield) charge third parties for the similar services on an arm’s length basis; (B) market knowledge (which could be based on internal knowledge or inquiries with one or more market participants); (C) the rate charged by Brookfield to one or more third parties for similar services (or the methodology used by Brookfield to set such rate); (D) advice and/or information provided by one or more third-party agents, consultants and/or other market participants, including fee data and benchmark analyses (which could be based on proprietary models that utilize various inputs, assumptions and/or estimates deemed relevant by the third party); (E) commodity or other rate forecasting; (F) the rate charged by professional services firms for similar services (at the time of determination); (G) the rate required to meet certain regulatory requirements or qualify for particular governmental programs; (H) in the case of services which Brookfield provides as part of a syndicate, such as investment banking or brokerage services, the rate that is negotiated and/or determined by a third-party member of the syndicate; (I) the rate agreed to pursuant to a competitive arm’s length bidding process (which may not reflect the lowest rate bid during the process, but that is inherent in an engagement that is deemed by Brookfield to be in the best interests of the Fund and/or its investments taking into account the totality of factors relating thereto); (J) the rate that a third party agreed to provide the service at pursuant to a term sheet or similar agreement or understanding; (K) the rate the portfolio company agreed to pay (in cases where the Fund holds a minority investment in the portfolio company with limited or no control rights, such that Brookfield negotiates such rate with the portfolio company on an arm’s length basis); and/or (L) other subjective and/or objective metrics deemed relevant by Brookfield in its sole discretion. To the extent Brookfield retains the services of a third-party consultant or agent to assist in determining an Affiliate Service Rate, the fees and costs of such third-party consultant/agent will be a Fund Expense.

For the avoidance of doubt, the costs to be paid in respect of Affiliate Services and therefore a Fund Expense will include, among other components: (v) personnel compensation costs and expenses (e.g., salary, benefits (including, among others, paid time off)), (w) short- and long-term incentive compensation (including management promote, incentive fee and/or other performance-based compensation), (x) costs and expenses of professional development, professional certifications, professional fees, training, business travel (including, among others, transportation, lodging and meals) and related matters, (y) an allocable share of corporate costs and expenses associated with employment, including (among others) office rent, human resources personnel, talent acquisition fees and expenses, and office services costs, and (z) an allocable share of technology costs and expenses associated with employment of personnel, including, among others, information technology hardware, human resources technology, computing power and/or storage, software, cybersecurity, and related costs. These costs and expenses are expected to be substantial and will, in certain cases, be based on estimates made by Brookfield, both in respect of the total amount of costs and expenses relating to a particular service as well as the shares of such costs and expenses allocable to Brookfield Accounts (including, among others, Brookfield and the Fund). In addition, when accounting for personnel costs and expenses for purposes of applying the provisions that permit Brookfield to charge cost plus an administrative fee of 5% for certain

Affiliate Services, certain personnel costs are expected to be based on a blended rate methodology that blends together the compensation of employees with different seniority, regions, functions and individual compensation, such that the particular employees who provide Affiliate Services to a particular Brookfield Account may actually be compensated at higher or lower rates than the blended rate that is charged to such Brookfield Account). See also “—Allocation of Costs and Expenses” above. To the extent Brookfield retains the services of a third-party consultant, agent or other market participant to advise on or otherwise assist in determining an Affiliate Service Rate and/or the estimated costs and expenses of providing an Affiliate Service, the fees and costs (including expenses) of such third party will be a Fund Expense.

At all times, Brookfield will endeavor to determine the costs and expenses and/or the Affiliate Service Rate applicable with respect to a particular Affiliate Service, in a fair, reasonable and impartial manner. However, there can be no assurance that any such determination will accurately reflect the actual cost and/or arm’s length market rate of an Affiliate Service in any particular situation, that Brookfield’s own interests will not influence its determination, and/or that a different methodology would not have also been fair, reasonable and/or yield a different (including more accurate) result. Among other things, the determination of cost and expenses generally will be based on estimates (which are inherently subjective) and, in determining an Affiliate Service Rate, there are variances in the marketplace for similar services based on an array of factors that affect providers and rates for services, including, among others, loss leader pricing strategies, other marketing and competitive practices, integration efficiencies, geographic market differences, and the quality of the services provided. In addition, in determining the Affiliate Service Rate for any Affiliate Service, Brookfield will exercise discretion as to which factor(s), and which elements within such factor(s), to rely on. For example, in relying on information provided by one or more third parties, such as fee data and benchmark analyses, Brookfield could determine to rely on data and/or analyses relating to one benchmark transaction, a set of transactions that were executed within a particular time period and/or one or more particular industries, or other universe of benchmark transaction(s), as it determines in its sole discretion. As a result, there can be no assurances that the amounts charged by Brookfield for any Affiliate Service will not be greater (or lower) than the rate that would be charged had Brookfield determined the rate via a different methodology or engaged a similarly-situated third-party service provider to provide the services. The Affiliate Service Rate charged for any Affiliate Service at any given time following the relevant engagement could be higher (or lower) than the then-current market rate for the service because the market rate has decreased (or increased) over time. However, Brookfield generally will not adjust (i.e., decrease or increase) the Affiliate Service Rate in any particular case. Brookfield’s methodology of estimating the costs and expenses attributable to a particular Affiliate Service could be higher (or lower) than the actual cost of providing the service, particularly as Brookfield will rely on estimates of costs and expenses (including, among others, estimates of budgets, expected services, relative sizes (or other metric) of assets and/or businesses, and/or time periods) and blended rates of employees. However, unless otherwise determined by Brookfield, in its sole discretion, the associated charges to the Fund and/or an Investment will not be subject to true-up once the relevant Affiliate Services are completed or periodically throughout the services period.

Where Affiliate Services are in place prior to the Fund’s ownership of an Investment and cannot be amended without the consent of an unaffiliated third party, the Fund will inherit the pre-existing fee rates for such Affiliate Services until (1) such time at which third-party consent is no longer required or (2) the Fund seeks consent from the unaffiliated third party to amend such rates. Accordingly, while Brookfield could seek consent of the unaffiliated third party to amend any pre-existing fee rates, Brookfield will be incentivized to seek to amend the pre-existing fee arrangement in certain circumstances and dis-incentivized to do so in others. For example, Brookfield will be incentivized to seek consent to amend the rate in circumstances where the amended fee would be higher than the pre-existing rate, and conversely could choose not to (and will not be required to) seek consent to amend any pre-existing fee rates if the amended rate would be lower than the pre-existing rate.

From time to time, Brookfield will terminate Affiliate Services arrangements entered into between the Fund (and/or its Investment(s)), on the one hand, and Brookfield and/or other Brookfield Accounts (and/or their investment(s)), on the other hand, including prior to the expected termination or expiration of the arrangements. In such instances, Brookfield will endeavor to act fairly and reasonably taking into account the interests of the Fund (and/or its Investment(s)) as well as its counterparties and the applicable facts and circumstances at such time. However, there can be no assurance that any such termination will be effected in such manner as it otherwise would have been had the counterparty not been a Brookfield related entity and/or that Brookfield’s own interests will not influence the manner of such termination. In particular, Brookfield could determine to waive and/or otherwise negotiate certain terms relating to the termination, including early termination fees and related provisions, in a manner that it would not have pursued if the counterparty were not a Brookfield related entity. In addition, it is possible that the Fund or a particular Investment could bear a larger portion of the termination costs than it otherwise would have if Brookfield did not face the conflicts of interest considerations discussed herein.

For the avoidance of doubt, the foregoing procedures and limitations regarding compensation for transactions will not apply to transactions for services and/or products between the Fund’s Investments and portfolio companies of another Brookfield Account, Walled-Off Business, Walled-Off Business Account and/or a Non-Controlled Affiliate, which are described in further detail in “—Transactions with Portfolio Companies” below. Historically, certain Affiliate Services were performed by Brookfield (including by its direct personnel, operating partners, servicers, brokers and/or other third party vendors) without being charged to the Fund and/or its Investments. Brookfield believes that providing these Affiliate Services results in increased focus, attention, efficiencies and related synergies that facilitate alignment of interest and the ability to offer customized solutions and value creation that would not be available from third-party providers. While Brookfield believes that the cost of the Affiliate Services will be reasonable, the extensive and specialized nature of services could result in such costs being higher than those charged for similar services (to the extent available) by third-party providers. Brookfield will be under no obligation to evaluate alternative providers or otherwise benchmark the costs of such Affiliate Services. While Brookfield believes that this enhances the overall services that Brookfield provides to the Fund and its investments in a cost-efficient manner, the arrangement gives rise to conflicts of interest considerations, including among others in connection with the methodologies employed to determine the compensation for the employees who provide Affiliate Services and the cost and expenses of the services provided to the Fund (and/or its investments) and/or the determination of the portion of the costs and expenses relating to support services to be allocated among the Fund (and its investments), on the one hand, and other Brookfield Accounts (and their investments), on the other hand, including Brookfield.

Brookfield Capital Solutions. Brookfield Capital Solutions (“BCS”) is a separate business within Brookfield that focuses on: (a) sourcing investment opportunities for Brookfield Accounts and their portfolio investments; (b) maintaining relationships with the capital markets community in an effort to help Brookfield Accounts and their portfolio investments to, among other things, raise debt and equity capital and optimize capital structures through creative financing solutions generally on terms and conditions that are viewed as fair, reasonable and equitable from the perspective of Brookfield, Brookfield Accounts and their respective portfolio investments, as applicable; and (c) structuring capital solutions in an effort to enhance, among other things, the ability to syndicate, place or otherwise transfer loans, securities and other financial instruments arising from financings where Brookfield Accounts and/or their respective portfolio investments are borrowers/issuers and/or lenders/creditors (the “BCS Business”).

The BCS Business is conducted via subsidiaries of BWS, which is economically linked to Brookfield Corporation, which in turn is affiliated with Brookfield, including the Manager. The BCS Business includes (among others): (i) a securities broker and dealer registered with the SEC and admitted to membership in FINRA, and (ii) a subsidiary that provides a variety of services with respect to non-security financial instruments, including loans, such as sourcing/originating, arranging, underwriting, structuring, and distributing/syndicating loans, debt advisory services and other similar services. Fees received by the BCS Business are not applied to reduce the Management Fee and are not otherwise shared with Brookfield Accounts and/or portfolio investments that are recipients of the services.

Among others, BCS performs the following services: (A) underwriting firm and best efforts offerings of securities and non-security instruments on a referral basis; (B) the resale of securities under Rule 144A under the Securities Act on a referral basis; (C) merger and acquisition and corporate finance advisory services; (D) private placements of securities and non-security instruments; (E) nonexchange member arranging for transactions in listed securities by an exchange member, on a referral basis; (F) trading securities for its own account; (G) broker or dealer selling corporate debt securities on a referral basis; (H) broker or dealer selling interests in mortgages, receivables or other asset-backed securities on a referral basis and (I) broker or dealer selling tax benefits on a referral basis. BCS is expected to, from time to time, expand the services that it performs and the activities in which it engages. In addition, Brookfield could in the future develop new businesses, such as providing additional investment banking, advisory, and other services to corporations, financial sponsors, management, or other persons, which could be part of the BCS Business.

Any such services could relate to transactions that could give rise to investment opportunities that are suitable for Brookfield Accounts and/or their portfolio investments or, alternatively, that preclude investment opportunities for Brookfield Accounts and/or their portfolio investments (including because BCS’ participation could change the tax characteristics of an investment opportunity for a Brookfield Account). BCS will not be obligated to decline any such engagements in order to make an investment opportunity available to Brookfield Accounts and/or their portfolio investments. It is also possible that Brookfield will come into the possession of information through BCS that limits Brookfield Accounts’ (and/or their portfolio investments’) ability to engage in potential transactions.

Underwriting services are provided to existing and potential portfolio investments of Brookfield Accounts, as well as to third parties on occasion. Where BCS serves as underwriter with respect to a portfolio company’s securities, a Brookfield Account will generally be subject to a “lock-up” period following the offering under applicable regulations or agreements during which time its ability to sell any securities that it continues to hold is restricted. This could prejudice such Brookfield Account’s ability to dispose of such securities at an opportune time.

Syndication services include, among other things, identifying potential third-party investors (including potential syndication participants and/or financing counterparties), assisting in structuring the transaction so that it will be more marketable to third-party investors and/or financing counterparties, preparing marketing materials, performing outreach, executing on a syndication and sell-down strategy, arranging financing and providing post-closing support to Brookfield Accounts and/or their portfolio investments. These services could be required (and BCS will be compensated for providing them) even in situations where ultimately there is no allocation, syndication, sell-down to third-party investors or financing (e.g., when it is unclear at the outset of negotiating a transaction whether there will be sufficient capacity (or demand) to provide the full amount of the financing sought by the borrower or issuer (or its sponsor)).

Generally, the role of BCS in a syndication of securities and/or non-security financial instruments (including loans) for portfolio investments is that of a co-manager and not as lead underwriter, but it could also serve in such capacity from time to time. BCS can also resell corporate debt or equity securities to Brookfield Accounts or otherwise assist in structuring or facilitating the initial resales of debt or equity securities under Rule 144A of the Securities Act, or pursuant to a private placement exemption from Securities Act registration.

In addition to capital raising services, the BCS Business includes capital markets and debt advisory services to portfolio investments of Brookfield Accounts, including in respect of restructurings and work-outs. The BCS Business will generally be engaged either by the borrower or issuer (or its sponsor) and receive its fees and expense reimbursement directly from the borrower or issuer (or its sponsor) for services rendered.

The provision of services by BCS to a Brookfield Account or to existing or potential portfolio investments and the allocated compensation will not be subject to review by or consent of such Brookfield Account’s board or advisory committee or investors. Fees that are received by BCS in connection with its provision of merger and acquisition transaction advisory services to the Brookfield Account’s portfolio investments, fees received by BCS in connection with the provision of private placement, underwriting, arranging, structuring, syndication, origination, sourcing, collateral management, administration, debt advisory, commitment, facility, float or other services (including other broker-dealer services such as facilitating initial resales of debt or equity securities under Rule 144A under the Securities Act), as well as fees received by BCS in connection with the arranging or provision of credit facilities for the Fund or any Intermediate Entities or otherwise arranging or providing financing for (or borrowings by) the Fund or any Investment alone or with other lenders, are not applied to reduce the Management Fee and are not otherwise shared with Brookfield Accounts and/or portfolio companies that are recipients of the services.

The relationship between the Manager, on the one hand, and BCS, on the other hand, gives rise to conflicts of interest considerations, both in connection with (x) a Brookfield Account’s (or its portfolio investment’s) engagement of BCS for services, and/or (y) a Brookfield Account’s participation in an investment opportunity issued (or originated) by a third-party issuer (or borrower) in respect of which BCS provides services. Such conflicts considerations include, but are not limited to: (1) in connection with a Brookfield Account’s (or its portfolio investment’s) engagement of BCS for services, the terms of the engagement (including the compensation to be paid to the BCS Business, which is expected to include fees and expense reimbursement); and (2) in connection with a Brookfield Account’s participation in an investment opportunity issued (or originated) by a third-party issuer (or borrower) in respect of which BCS provides services, BCS’ interest in the transaction, including its entitlement to remuneration in respect thereof.

Moreover, in circumstances where a third-party issuer (or borrower) becomes distressed and the participants in an offering undertaken by such issuer (or borrower), including a Brookfield Account, have a valid claim against the underwriter, the Manager would have a conflict in determining whether to commence litigation or other proceedings against BCS. In addition, because of the relationships that BCS has with other non-affiliate broker-dealers, in circumstances where a non-affiliate broker-dealer has underwritten an offering, the issuer of which becomes distressed, the Manager will also have a conflict in determining whether to bring a claim, taking into account the entirety of Brookfield’s relationship with the broker-dealer.

Brookfield maintains policies and procedures designed to address and to seek to mitigate these conflicts considerations. Among other things: (I) a Brookfield Account’s (or its portfolio investment’s) engagement of the BCS Business for services will be in accordance with the requirements for Affiliate Services, including the determination of the Affiliate Service Rate; provided that where BCS’ role in a syndication of securities and/or non-security financial instruments (including loans) is that of a co-manager (as opposed to lead underwriter), the engagement will be on terms that are determined in good faith as fair, reasonable and equitable under the circumstances based on the terms agreed to by the portfolio investment and the lead underwriter; and (II) each engagement of BCS for services by a Brookfield Account and/or investment by a Brookfield Account in a BCS originated/syndicated investment opportunity will be subject to review and approval by the Investment Committee of the Manager of the Brookfield Account and/or the portfolio management team managing portfolio investments of such Brookfield Account, which is comprised of different personnel from those managing BCS, to ensure that the engagement and/or investment is suitable and appropriate for the Brookfield Account’s investment mandate, as well as Brookfield to ensure that the conflicts considerations relating to the engagement and/or investment are appropriately addressed.

However, there can be no assurance that the terms agreed to with the lead underwriter will reflect then-current arm’s length terms, be as favorable to the portfolio investment as otherwise would be the case if BCS was not part of the underwriter syndicate, be the same as those that other Brookfield Accounts’ portfolio investments receive from the same lead underwriter in other transactions or be benchmarked in any manner. In some circumstances, the terms agreed to with the lead underwriter may be better than then-current arm’s length terms; in other cases, these terms may be worse. In selecting a lead underwriter for any particular transaction and negotiating the terms (including fees) with such lead underwriter, the Manager will do so in accordance with its fiduciary duty to act in the best interests of the relevant Brookfield Account taking into account the totality of the circumstances, but will not be required to (and is not expected to) cause the Brookfield Account (or portfolio investment thereof) to select a lead underwriter solely on the basis of the fees and other financial terms offered by prospective lead underwriters. In cases where the portfolio investment agrees to pay the lead underwriter a higher fee than may have been offered by other prospective lead underwriters, BCS (and other co-managers) will accordingly also receive higher compensation. While the Manager personnel advising the portfolio investment with respect to its engagement of an underwriting syndicate are expected to be distinct from the personnel who manage the BCS Business, they will generally be aware of BCS’s interest in the transaction, and – like Brookfield personnel across the organization – will be compensated in part with incentive compensation tied to the performance of Brookfield’s publicly traded affiliates, certain of which will be impacted by revenue generated by the BCS Business, and/or otherwise hold economic interests in such affiliates.

BCS expects to provide services (including financing, capital markets, and advisory services) to third parties from time to time. Such third parties could include competitors of Brookfield, Brookfield Accounts and/or their portfolio investments. Services to third parties in this manner present additional conflicts of interest. For example, BCS could act as placement agent or underwriter of securities for a third party that could be acquired by a Brookfield Account. BCS also could come into possession of information that it (and Brookfield) is prohibited from acting on (including on behalf of a Brookfield Account) or disclosing to the Manager as a result of applicable confidentiality requirements or applicable law, even though such action or disclosure would be in the best interest of the Brookfield Accounts and/or their portfolio investments.

Transactions with Portfolio Companies. In addition to any Affiliate Services provided by Brookfield (as described above), certain portfolio companies or assets of the Fund will in the ordinary course of business provide services or goods to, receive services or goods from, or participate in agreements, transactions or other arrangements with (including the purchase and sale of assets and other matters that would otherwise be transacted with independent third parties), portfolio companies or assets owned by the Fund, other Brookfield Accounts, Walled-Off Businesses, Walled-Off Business Accounts and Non-Controlled Affiliates. Some of these agreements, transactions and other arrangements would not have been entered into but for the affiliation or relationship with Brookfield and, in certain cases, are expected to replace agreements, transactions and/or arrangements with third parties. These agreements, transactions and other arrangements will involve payment and/or receipt of fees, expenses and other amounts and/or other benefits to or from the portfolio companies or assets of the Fund, such other Brookfield Accounts, Walled-Off Businesses, Walled-Off Business Accounts and Non-Controlled Affiliates (including, in certain cases, performance-based compensation). Such fees, expenses, amounts and benefits will not offset any management fee payable to Brookfield in respect of the Fund or any other Brookfield Account. In certain cases, Brookfield’s investment thesis with respect to an Investment will include attempting to create value by actively facilitating relationships between the portfolio company or asset of the Fund, on the one hand, and another portfolio company of or assets owned by the Fund, other Brookfield Accounts, Walled-Off Businesses, Walled-Off Business Accounts or Non-Controlled Affiliates, on the other hand. In these and other cases, these agreements, transactions and other arrangements will be entered into either with active participation by Brookfield or by the applicable portfolio companies or the portfolio companies’ management teams independent of Brookfield. While such arrangements and/or transactions and the fees or compensation involved have the potential for inherent conflicts of interest, Brookfield believes that the access to Brookfield (including portfolio companies of other Brookfield Accounts) enhances the Fund’s capabilities and is an integral part of the Fund’s operations and will provide benefits to the Fund that would not exist but for its affiliation with Brookfield. Each transaction will be entered into to satisfy a legitimate business need.

Portfolio investments of Brookfield Accounts and Walled-Off Business Accounts generally are not Brookfield’s and Brookfield Accounts’ affiliates for purposes of the Fund LPA. As a result, the restrictions and conditions contained therein that relate specifically to Brookfield and/or Brookfield Accounts’ affiliates do not apply to arrangements and/or transactions among portfolio investments of Brookfield Accounts and/or Walled-Off Business Accounts, even if a Brookfield Account has a significant economic interest in a portfolio investment and/or Brookfield ultimately controls it. For example, in the event that a portfolio investment of one Brookfield Account enters into a transaction with a portfolio investment of another Brookfield Account (or a Walled-Off Business Account), such transaction generally would not trigger potential cross trade, principal transaction and/or other affiliate transaction considerations.

In all cases in which Brookfield actively participates in such agreements, transactions or other arrangements, Brookfield will seek to ensure that the agreements, transactions or other arrangements are in the best interests of the Fund’s portfolio companies or assets, with terms to be determined in good faith as fair, reasonable and equitable under the circumstances. However, there can be no assurance that the terms of any such agreement, transaction or other arrangement will be executed on an arm’s length basis, be as favorable to the applicable portfolio company or asset as otherwise would be the case if the counterparty were not related to Brookfield, be the same as those that other Brookfield Accounts’ portfolio companies or assets receive from the applicable counterparty or be benchmarked in any manner. In some circumstances, the Fund and the Investments or assets may receive better terms (including economic terms) from a Brookfield Account portfolio company or asset than from an independent counterparty. In other cases, these terms may be worse.

All such agreements, transactions or other arrangements described in this section are expected to be done without obtaining Board approval, and such arrangements will not impact the Management Fee payable to the Manager (or otherwise be shared with the Fund) or any fee for Affiliate Services payable to Brookfield (i.e., such portfolio companies and Non-Controlled Affiliates will be free to transact in the ordinary course of their businesses without limitations, including by charging their ordinary rates for such services).

Furthermore, Brookfield (or other Brookfield Accounts, Walled-Off Business Accounts or their businesses) will from time to time make equity or other investments in companies or businesses that provide services to or otherwise contract with the Fund and/or its portfolio companies or assets. In particular, Brookfield has in the past entered into, and expects to continue to enter into, relationships with companies in the technology, real assets services and other various sectors (and underlying industries) in which Brookfield has broad expertise and knowledge, whereby Brookfield acquires an equity or other interest in such companies that may, in turn, transact with the Fund or portfolio companies. For example, Brookfield has invested and continues to invest, directly or through Pinegrove, in emerging technology companies that develop and offer technology products that are expected to be of relevance to the Fund and its portfolio companies or assets (as well as third-party companies operating in similar sectors and industries). In connection with such relationships, Brookfield refers, introduces or otherwise facilitates transactions between such companies and the Fund and its portfolio companies or assets, which result in benefits to Brookfield (or other Brookfield Accounts, Walled-Off Business Accounts or their businesses), including via increased profitability of the relevant company, as well as financial incentives and/or milestones which benefit Brookfield or other Brookfield Accounts or businesses (including through increased equity allotments), which are likely in some cases to be significant. Such financial incentives that inure to or benefit Brookfield (or other Brookfield Accounts or businesses) pose an incentive for the General Partner or the Manager (as applicable) to cause the Fund and/or its portfolio companies to enter into such transactions that may or may not have otherwise been entered into. Financial incentives derived from such transactions will generally not be shared with the Fund or the Unitholders. Furthermore, such transactions are likely to contribute to the development of expertise, reputational benefits and/or the development of new products or services by Brookfield (or other Brookfield Accounts, Walled-Off Business Accounts or their businesses), which Brookfield will seek to capitalize on to generate additional benefits that are likely to inure solely to Brookfield (or other Brookfield Accounts, Walled-Off Business Accounts or their businesses) and not to the Fund or the Unitholders.

Brookfield (or the portfolio companies’ management teams, as applicable) will seek to ensure that each transaction or other arrangement that the Fund and/or its portfolio companies enter into satisfies a legitimate business need of the Fund and/or the applicable portfolio company, with terms to be determined in good faith as fair, reasonable and equitable under the circumstances based on the Fund’s and/or its portfolio companies’ normal course process for evaluating potential business transactions and counterparties. In making these determinations, Brookfield or the management teams of the portfolio companies will take into account such factors that they deem relevant, which will include the potential benefits and synergies of transacting with a Brookfield related party. Brookfield may take its own interests (or the interests of other Brookfield Accounts or businesses) into account in considering and making determinations regarding these matters. For the avoidance of doubt, any of the arrangements and/or benefits described in this paragraph may be entered into in the ordinary course without notice to, or the consent of, Unitholders or the Board. In certain cases, these transactions will be entered into with active participation by Brookfield and in other cases by the portfolio companies’ management teams independently of Brookfield. Moreover, any fees or other financial incentives paid to the relevant company will not offset or otherwise reduce the Management Fee or other compensation paid to Brookfield, will not otherwise be shared with the Fund or the Unitholders and will not be subject to the Affiliate Service Rates.

However, there can be no assurance that the terms of any such transaction or other arrangement will be executed on an arm’s length basis, be as favorable to the Fund or applicable portfolio company as otherwise would be the case if the counterparty were not related to Brookfield, be benchmarked in any particular manner, or be the same as those that other Brookfield Accounts’ or portfolio companies receive from the applicable counterparty. In some circumstances, the Fund and the Investments may receive better terms (including economic terms) than they would from an independent counterparty. In other cases, these terms may be worse.

While these agreements, transactions and/or arrangements raise potential conflicts of interest, Brookfield believes that the Fund’s access to Brookfield Accounts and their portfolio companies enhances the Fund’s (and its portfolio companies’) capabilities, is an integral part of the Fund’s operations and will provide benefits to the Fund that would not exist but for its affiliation with Brookfield.

Notwithstanding anything herein to the contrary, where Brookfield employees are hired by, seconded to, or otherwise formally or informally retained by, directly or indirectly, one or more portfolio companies or a Brookfield affiliate on behalf of a portfolio company as described in “—Transfers and Secondments” all or a portion of the compensation and overhead expenses relating to such employees (including salaries, benefits, and incentive compensation, among other things) will directly or indirectly be borne by the applicable Investment (or Brookfield affiliate), and in turn, may be directly or indirectly borne by the Fund via its ownership interest in such Investment. Any such arrangement may be on a permanent or temporary basis, or on a full-time or part-time basis, in order to fill positions or provide services that may otherwise be filled or provided by third parties hired or retained by such Investment. To the extent any Brookfield employees are hired or retained by, or seconded to, an Investment, the Investment may pay such persons directors’ fees, salaries, consultant fees, other cash compensation, stock options or other compensation and incentives and may reimburse such persons for any travel costs or other out-of-pocket expenses incurred in connection with the provision of their services.

Brookfield may take its own interests into account in considering and making determinations regarding the matters outlined in this section and in “—Resolution of Conflicts” below and “—Affiliate Services and Transactions” above. Additionally, the aggregate economic benefit to Brookfield or its affiliates as a result of the transactions outlined herein and therein could influence investment allocation decisions made by Brookfield in certain circumstances (i.e., if the financial incentives as a result of such transactions are greater if the investment opportunity is allocated to the Fund rather than another Brookfield Account or co-investment vehicle (or vice versa)). For a broader discussion regarding the allocation of investment opportunities, see “—Allocation of Investment Opportunities” and “—Incentive to Allocate Investment Opportunities Among the Fund and other Brookfield Accounts” above.

Intangible Benefits and Discounts. Brookfield, the General Partner, the Manager and their personnel can be expected to receive certain intangible and/or other benefits and/or perquisites arising or resulting from their activities on behalf of the Fund which will not reduce the Management Fee or otherwise be shared with the Fund, its Unitholders and/or the portfolio companies. Such benefits will inure exclusively to Brookfield and/or its personnel receiving them, even if they are significant or difficult to value and even though the cost of the underlying service is borne by the Fund (as a Fund Expense) and/or its portfolio companies. In addition, airline travel or hotel stays incurred as Fund Expenses typically result in “miles” or “points” or credit in loyalty/status programs and such benefits and/or amounts will, whether or not de minimis or difficult to value, inure exclusively to Brookfield, the General Partner, the Manager and/or such personnel (and not the Fund, its Unitholders and/or the portfolio companies) even though the cost of the underlying service is borne by the Fund and/or the portfolio companies. Similarly, the volume of work that service providers receive from Brookfield, which include those from the Fund and its portfolio companies, results in discounts for such services that Brookfield will benefit from, while the Fund and/or the portfolio companies will not be able to benefit from certain discounts that apply to Brookfield. Brookfield and/or its employees will, from time to time, make or receive employment referrals for certain contacts and/or their family members, including those contacts that relate to the Investments, Funds and/or Brookfield affiliates. Such referrals may result in employment that benefits the contacts and/or their family members and the financial benefit of that employment will not be individually disclosed to the Fund and/or shared with the Fund, its Unitholders and/or the Investments. In addition, Brookfield has in the past and expects to continue to make available certain discount programs to its employees as a result of Brookfield’s relationship with an Investment (e.g., “friends and family” discounts), and which discounts are not available to the Unitholders. Brookfield may also offer corporate discount programs internally so that, for example, Brookfield entities holding events (such as conferences) at Brookfield assets may receive discounts (including in respect of hotel rates for attendees or catering services). The size of these discounts on products and services provided by portfolio companies (and, potentially, customers or suppliers of such portfolio companies) could be significant. The potential to receive such discounts could provide an incentive for Brookfield to cause the Fund and/or a portfolio company to enter into transactions that may or may not have otherwise been entered into in the absence of these arrangements and benefits. Financial benefits that Brookfield and its personnel derive from such transactions will generally not be shared with the Fund, its Unitholders and/or the portfolio companies. Such discounts include, among others, the ability to lease units in multifamily buildings owned by Brookfield Accounts, stay at hotels owned by Brookfield Accounts, utilize services and/or programs offered by assets owned by Brookfield Accounts, in each case at significantly discounted rates. Brookfield also offers referral bonuses to its employees who refer customers to assets owned by Brookfield Accounts, including referrals of tenants to buildings. In certain cases, Brookfield may be engaged by purchasers of Investments to provide various services with respect to Investments for interim periods after the Fund’s disposition of such Investments until such functions are fully transitioned to the purchaser’s service providers. Any such services will be provided on rates agreed with the purchasers (which may be different from the rates charged for Affiliate Services) and payment will not be shared with the Fund or reduce the Management Fee. For a discussion regarding the resolution of the conflicts of interest noted above, see “—Resolution of Conflicts—Resolution of Conflicts Generally” below.

Definitions of “Investment” and “Disposition”. As noted in the Fund LPA, an “Investment” includes any investment made by the Fund, including, without limitation, direct private equity investments, investments in other funds or vehicles acquired in primary or secondary transactions, and investments in debt or other securities or assets, including (among others) interests in: (a) operating companies and/or businesses, (b) entities that own, operate and/or service assets, and/or (c) one or more assets and/or securities. Further to the foregoing, a single investment could include one or more interests or classes of securities in an operating company and/or business that owns, operates and/or services various assets, a collection of related assets and/or securities (whether acquired in a single transaction or over time), a series of investments in a portfolio company’s securities (including investments made in different parts of the company’s capital structure in a single transaction or over time, including in connection with follow-on investments), assets acquired as a portfolio (whether acquired in a single transaction or over time, including in connection with follow-on investments) via an asset aggregation strategy or otherwise, in each case as determined by the General Partner.

The General Partner will use its discretion in determining whether multiple assets and/or multiple securities are considered a single “Investment” for purposes of the Fund LPA, taking into account all factors and circumstances it deems relevant to such determination. As a general matter, the General Partner expects to consider each series of related assets and/or securities as a single “Investment,” and will reflect such treatment in the Fund’s investor reporting. However, even when a series of assets and/or securities are treated as a single Investment in the Fund’s investor reporting and for certain purposes of the Fund LPA, the General Partner may still treat such assets and/or securities as multiple Investments for other purposes of the Fund LPA (to the extent that the General Partner believes that doing so is consistent with the intention of the relevant provisions of the Fund LPA). For example, the General Partner could determine to assess each asset within a portfolio on a “look-through” basis for certain purposes under the Fund LPA, even while treating the portfolio as a single “Investment” in the Fund’s investor reporting and for other purposes of the Fund LPA, including for purposes of calculating and charging the Management Fee. For the avoidance of doubt, the General Partner will determine whether or not to apply such a “look-through” approach on a case-by-case basis based on the relevant facts and circumstances, and expects that it will take different approaches to different Investments.

For these reasons, the General Partner will be conflicted in its determination of whether assets and/or securities are treated as a single “Investment” and whether or not a full or partial “Disposition” has occurred, and the General Partner will have an incentive to exercise its discretion such that the Management Fee would not be reduced. Moreover, the General Partner will not be obligated to (and, in certain circumstances, does not expect to) resolve such conflict in favor of the Unitholders, but rather will resolve it based on its determination, taking into account the relevant facts and circumstances of whether the assets and/or securities are part of a single Investment and whether a full or partial Disposition has occurred. For the avoidance of doubt, the General Partner’s determinations are not subject to Unitholder (or Board) consent, including any determination by the General Partner to treat assets and/or securities as a single “Investment” and that a full or partial “Disposition” has not occurred such that the Management Fee payable by the Fund are not reduced under the relevant facts and circumstances (as described herein).

Even in circumstances in which the General Partner determines to treat assets and/or securities as multiple “Investments” for purposes of the calculation of the Management Fee, in certain cases (in particular, where the portfolio was acquired as a single portfolio with an aggregate purchase price), the General Partner will use its discretion (and, at times, will make reasonable estimates) in attributing a portion of the purchase price and additional capital invested into the assets or portfolio following the initial acquisition to individual assets and/or securities (which will affect the amount by which the Management Fee is reduced upon the realization or write down to zero of an individual asset within the portfolio). The General Partner will be similarly conflicted in making such attribution. See also “—Determinations of Value” below for additional information regarding the determination of value of Investments and their impact on the calculation of the Management Fee.

Linked Transactions/Arrangements. Brookfield intends from time to time to contract with third parties for various linked business transactions and/or arrangements (e.g., agreements to supply power to a third party while at the same time agreeing to procure technology services from such third party) as a part of broader business or other similar relationships with such third parties. Such transactions and/or arrangements (and related benefits) generally will be for the benefit of Brookfield’s broader business platform and will be allocated in accordance with Brookfield’s allocation policies and procedures in a fair and reasonable manner. In connection with these transactions and/or arrangements, Brookfield will allocate certain transactions among various Brookfield Funds, including the Fund, and may in connection therewith commit such Brookfield Funds to purchase and/or backstop certain services or products provided by such third parties. In addition, Brookfield expects to receive discounts and other special economic benefits in respect of the services and/or products provided by the third parties, which will be allocated among Brookfield and various Brookfield Funds in a fair and reasonable manner, including Brookfield Funds that do not participate in providing goods and/or services to the third parties.

Possible Future Activities. Brookfield expects to expand the range of services that it provides over time. Except as provided herein, Brookfield will not be restricted in the scope of its business or in the performance of any services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. Brookfield has, and will continue to develop, relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with companies that hold or may have held investments similar to those intended to be made by the Fund as well as companies that compete with portfolio companies of the Fund. These companies may themselves represent appropriate investment opportunities for the Fund or may compete with the Fund for investment opportunities and other business activities.

Advisors. Brookfield from time to time engages or retains strategic advisors, senior advisors, operating partners, executive advisors, consultants and/or other professionals who are not employees or affiliates of Brookfield, but which include former Brookfield employees as well as current and former officers of Brookfield portfolio companies (collectively, “Consultants”). Consultants generally have established industry expertise and are expected to advise on a range of investment-related activities, including by providing services that may be similar in nature to those provided by the investment team of the Fund such as sourcing, consideration and pursuit of investment opportunities, strategies to achieve investment objectives, development and implementation of business plans, and recruiting for portfolio companies, and to serve on boards of portfolio companies. Additionally, Brookfield’s decision to initially perform certain services in-house for the Fund will not preclude a later decision to outsource such services, or any additional services, in whole or in part, to any Consultants, and Brookfield has no obligation to inform the Fund of such a change. Brookfield believes that these arrangements benefit its investment activities. However, they also give rise to certain conflicts of interest considerations.

Consultants are expected, from time to time, to receive payments (including directors’ fees) from, or allocations or performance-based compensation with respect to, Brookfield, the Fund and/or portfolio companies of the Fund, including, director’s fees where such Consultants serve on the boards of portfolio companies. In such circumstances, payments from, or allocations or performance-based compensation with respect to, the Fund and/or portfolio companies of the Fund generally will be treated as Fund Expenses and will not, even if they have the effect of reducing retainers or minimum amounts otherwise payable by Brookfield. Additionally, while Brookfield believes such compensation arrangements will be reasonable, a number of factors, including the particular relationship with a Consultant and the nature of its services (which could be specialized or customized to meet the needs of Brookfield and its funds and portfolio companies in ways that other providers may not offer), could result in such Consultant’s fees, costs and expenses not being comparable to those charged for such services by other third parties and, consequently, there could be limited or no cost savings from the retention of such Consultant. Brookfield retains its discretion to select the Consultant for any services to be provided to the Fund after weighing all factors that Brookfield deems relevant, including price, quality of service and the ability of a Consultant to meet Brookfield’s specific requirements, and Brookfield will not have an obligation to evaluate alternative providers, to undertake a minimum amount of benchmarking, or to compare pricing for such Consultant’s services. In addition to any compensation arrangements, the Fund may also generally bear its share of any travel costs or other out-of-pocket expenses incurred by Consultants in connection with the provision of their services. Accounting, network, communications, administration and other support benefits, including office space, may be provided by Brookfield or the Fund to Consultants without charge, and any costs associated with such support may be borne by the Fund.

Brookfield expects from time to time to offer Consultants the ability to co-invest alongside the Fund, including in those Investments in which they are involved (and for which they may be entitled to receive performance based compensation, which will reduce the Fund’s returns), or otherwise participate in equity plans for management of a portfolio company of the Fund or invest directly in the Fund or in a vehicle controlled by the Fund subject to reduced or waived management fees and/or variable fees or other incentive-based compensation, including after the termination of their engagement (or other status) with Brookfield.

In certain cases, these persons are likely to have certain attributes of Brookfield “employees” (e.g., they have dedicated offices at Brookfield, receive access to Brookfield information, systems and meetings for Brookfield personnel, work on Brookfield matters as their primary or sole business activity, have Brookfield-related e-mail addresses, business cards and titles, and/or participate in certain benefit arrangements typically reserved for Brookfield employees) even though they are not considered Brookfield employees, affiliates or personnel for purposes of the Fund LPA, the Investment Management Agreement and, to the extent applicable, related Management Fee offset provisions. In this scenario, a Consultant would be subject to Brookfield’s compliance policies and procedures. Where applicable, Brookfield allocates to the Fund and/or applicable portfolio companies the costs of such personnel or the fees paid to such personnel in connection with the applicable services, and such expenses or fees, to the extent allocated to the Fund, would be treated as Fund Expenses. Payments or allocations to Consultants will not offset the Management Fee, and can be expected to increase the overall costs and expenses borne indirectly by investors in the Fund. There can be no assurance that any of Consultants will continue to serve in such roles and/or continue their arrangements with Brookfield, the Fund and/or any portfolio companies throughout the term of the Fund.

Other Fees. The Fund LPA does not include Management Fee offset provisions. As a result, the Unitholders will not receive the benefit of certain fees received by the General Partner and its affiliates, including fees received from portfolio companies in connection with the purchase, monitoring, or disposition of investments or in connection with unconsummated transactions (e.g., transaction, directors’, consulting, management, investment banking, advisory, closing, topping, break-up, guarantor, surety, other similar fees and stock options) (such fees, “Other Fees”). Notwithstanding that there will be no Management Fee offset for fees received by the General Partner and its affiliates, the other Brookfield Accounts in or alongside which the Fund intends to invest are expected to offset their share of such fees, and therefore Brookfield may be incentivized to seek such fees in transactions involving the Fund due to Brookfield’s ability to retain the portion of such fees allocable to the Fund, including by seeking to charge fees such as transaction fees and/or monitoring fees given that the Fund is not required to offset such amounts (or, for the avoidance of doubt, any other amounts, except as described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses—Fund Expenses”). Brookfield will exercise its good faith discretion when determining whether a fee received from a portfolio company is a “transaction fee” or a “monitoring fee” based on the facts and circumstances associated therewith.

More specifically, to the extent the General Partner and its affiliates receive any Other Fees, such fees will be allocated among the Fund, any Brookfield Account participating (or intending to participate) in such Investment, and any other co-investment vehicles (including any other vehicles established in connection with Brookfield’s co-investment rights as provided in the governing documents of the Brookfield Accounts) participating (or intending to participate) in such Investment and any third party that invested (or, in the case of broken deal expenses, proposed to be invested) in the same or substantially similar securities as those in which the Fund invested (or proposed to invest), whether or not such third party acquired or acquires such securities in connection with the same transaction in which the Fund invested. The amount of such fees allocable to the Fund will not result in an offset of the Management Fees payable by Unitholders. The amount of such fees allocable to such Brookfield Account and co-investment vehicles will also not result in an offset of the Management Fee payable by Unitholders, even if such Brookfield Account and co-investment vehicles provide for lower or no management fees for the investors or participants therein. The allocation of a portion of Other Fees to third-party security holders, in particular where Brookfield is a minority holder of interests in the particular portfolio company, creates an incentive for Brookfield to pursue investment opportunities that involve meaningful third-party ownership. The allocation of a portion of such fees to the Fund also creates an incentive to allocate (or potentially, over-allocate) investment opportunities to the Fund that might not have been offered to the Fund absent the receipt of such fees. Further, the allocation of a portion of such fees to such Brookfield Accounts or such other co-investment vehicles creates an incentive for Brookfield to offer co-investment opportunities and may result in Other Fees being received more frequently (or exclusively) in connection with Investments that involve co-investment. For the avoidance of doubt, the amount of such fees received by the Manager or any of its affiliates but allocable to third parties with respect to investments made through consortiums of private equity investors, partnerships, joint ventures or other similar arrangements will not result in an offset of the Management Fee payable by Unitholders.

Travel Expenses. The Fund will reimburse the General Partner and its affiliates for out-of-pocket travel expenses, including air travel (generally business class), car services, meals and hotels (generally business or luxury class accommodations), incurred in identifying, evaluating, sourcing, researching, structuring, negotiating, acquiring, making, holding, developing, operating, managing, selling or potentially selling, restructuring or otherwise disposing of the Fund’s proposed or actual Investments (including fees for attendance of industry conferences, the primary purpose of which is sourcing investments), in connection with the formation, marketing and offering of the Fund and otherwise in connection with the business of the Fund. In addition, travel expenses incurred in the formation, marketing and offering of the Fund will be considered Fund Expenses, including where such travel expenses relate to an existing or potential arrangement with any placement agent regarding the offering of Units in the Fund or the offering of a Feeder Fund. Brookfield employees will generally be encouraged to utilize preferred travel and accommodation partners, including hotels, when incurring travel expenses. Such preferred partners will often be assets or portfolio companies of Brookfield Accounts and typically will not be the most economical option available.

Service Providers. In managing business activities, Brookfield, Brookfield Accounts and portfolio companies utilize and rely on various independent service providers, including attorneys, accountants, fund administrators, consultants, financial and other advisors, deal sources, lenders, brokers and outside directors. Brookfield relies on these service providers’ independence from Brookfield for various purposes, including (among other things) audits of Brookfield Accounts and/or portfolio companies, transaction related services, benchmarking analyses, fairness and similar opinions of value, and/or verification of arm’s length terms, in each case designed to facilitate resolution of conflicts of interest considerations relating to transactions between Brookfield Accounts and/or portfolio companies with Brookfield and/or other Brookfield Accounts and/or portfolio companies.

Brookfield, Brookfield Accounts and portfolio companies have various business relationships and engage in various activities with these service providers and/or their affiliates, which give rise to conflicts of interest considerations relating to the selection of the service providers. For example, service providers and/or their personnel could: (a) be investors in Brookfield, Brookfield Accounts and/or portfolio companies, (b) provide services to multiple Brookfield business lines, Brookfield Accounts and/or portfolio companies, (c) be engaged to provide various different types of services to Brookfield, Brookfield Accounts and portfolio companies, (d) provide certain services, such as introductions to prospective investors and/or counterparties, to Brookfield, Brookfield Accounts and portfolio companies at favorable rates or no additional cost, (e) be counterparties to transactions with Brookfield, Brookfield Accounts and/or portfolio companies. In addition, certain service providers (particularly large global service providers, such as law firms, accounting firms and financial institutions) employ family members of personnel of Brookfield, Brookfield Accounts and/or portfolio companies. Moreover, in the regular course of business, personnel of Brookfield, Brookfield Accounts and/or portfolio companies give (or receive) gifts and entertainment to (or from) personnel of service providers.

Notwithstanding these relationships and/or activities with service providers, Brookfield has policies and procedures designed to address these conflicts of interest considerations and to ensure that its personnel select service providers for Brookfield, Brookfield Accounts and portfolio companies that they believe are appropriate for and in the best interests of Brookfield, Brookfield Accounts and/or portfolio companies (as the case may be) in accordance with Brookfield’s legal and regulatory obligations, provided that (for the avoidance of doubt) Brookfield often will not seek out the lowest-cost option when engaging such service providers as other factors or considerations typically prevail over cost.

Brookfield Accounts (including the Fund, other Brookfield-managed investment vehicles and Brookfield for its own account) and their portfolio companies often engage common providers of goods and/or services. These common providers sometimes provide bulk discounts or other fee discount arrangements, which could be based on an expectation of a certain amount of aggregate engagements by Brookfield Accounts and portfolio companies over a period of time. Brookfield generally extends these fee discount arrangements to Brookfield, Brookfield Accounts and/or their portfolio companies in a fair and equitable manner.

In certain cases, a service provider (e.g., a law firm) will provide all Brookfield Accounts and their portfolio companies a bulk discount on fees that is applicable only prospectively (within an annual period) once a certain aggregate spending threshold has been met by the group during the relevant annual period. As a result, Brookfield Accounts and portfolio companies (including any investments) that engage the service provider after the aggregate spending threshold has been met will get the benefit of the discount and, as a result, pay lower rates than the rates paid by Brookfield Accounts and portfolio companies (including any investments) that engaged the same provider prior to the discount being triggered.

The engagement of common providers for Brookfield Accounts and their portfolio companies and the related fee discount arrangements give rise to conflicts of interest considerations. For example, as a result of these arrangements, Brookfield will face conflicts of interest in determining which providers to engage on behalf of the Fund and its portfolio companies and when to engage such providers, including an incentive to engage certain providers for the Fund and its portfolio companies because it will result in the maintenance or enhancement of a discounted fee arrangement that benefits Brookfield, other Brookfield Accounts and their portfolio companies. Notwithstanding these conflicts considerations, Brookfield makes these determinations in a manner that it believes is appropriate for and in the best interests of the Fund and/or its portfolio companies taking into account all applicable facts-and-circumstances.

In the normal course, common providers (e.g., law firms) will staff engagements based on the particular needs of the engagement and charge such staff’s then-applicable rates, subject to any negotiated discounts. While these rates will be the same as the rates such providers would charge Brookfield for the same engagement, Brookfield generally engages providers for different needs than the Fund and/or its portfolio companies, and the total fees charged for different engagements are expected to vary.

In addition, as a result of the foregoing, the overall rates paid by the Fund and its portfolio companies over a period of time to a common provider could be higher (or lower) than the overall rates paid to the same provider by Brookfield, other Brookfield Accounts and their portfolio companies.

These relationships, activities and discounts described herein are part of normal course business operations and are not considered additional fees received by Brookfield that would offset or otherwise reduce the fees (including management fees) owed by Brookfield Accounts and/or portfolio companies to Brookfield.

Charitable and Political Contributions. To the fullest extent permitted by law, Brookfield and/or its affiliates may make contributions to charitable initiatives, or other non-profit organizations that Brookfield and/or its affiliates believes could, directly or indirectly, improve the value of the Fund’s Investments, assist in completing an acquisition of an Investment or other transaction, serve a business purpose for, or benefit, the Fund or its portfolio companies. Such contributions could be designed to benefit employees of the Fund’s portfolio companies, the community in which the Fund’s portfolio companies operate or a charitable cause essential to, or consistent with, the business purpose of the Fund’s portfolio companies. In some instances, such charitable initiatives could be affiliated with, related to or sponsored by current or former employees of Brookfield and/or its affiliates or other persons associated with the Fund’s portfolio companies, Brookfield and its affiliates, or other clients of Brookfield and its affiliates. These relationships could influence the contributions made. Also, in certain instances, Brookfield could, from time to time, select a service provider or other counterparty to the Fund or its Investments based, in part, on the charitable initiatives of such person where Brookfield believes such charitable initiatives could, directly or indirectly, enhance the value of the Fund’s Investments or otherwise be beneficial to the Fund’s portfolio companies.

To the fullest extent permitted by law, the Fund’s portfolio companies and/or, less commonly, the Fund or its affiliates on behalf of the Fund’s portfolio companies may, in the ordinary course of their business, make political contributions to candidates for elected office or political organizations, elected officials, hire lobbyists or engage in other permissible political activities in U.S. or non-U.S. jurisdictions with the intent of furthering their business interests or otherwise. In connection with these activities, the Fund’s portfolio companies may not be subject to the relevant compliance policies that apply to Brookfield and/or its affiliates and such activities may be undertaken without the knowledge or direction of Brookfield. In other circumstances, there may be initiatives where such activities are coordinated by Brookfield for the benefit of one or more of the Fund’s portfolio companies or for the benefit of Brookfield. In certain circumstances, a portfolio company’s interests may not align with or even be adverse to the interests of the Fund, Brookfield and/or its affiliates or the Unitholders. When undertaken by one of the Fund’s portfolio companies, the costs of such activities will typically be borne by such portfolio company (and thus indirectly by the Fund). Such activities could also directly or indirectly benefit other portfolio companies of the Fund or Brookfield.

Any such charitable contributions or political contributions made by the Fund and/or its portfolio companies, if material, could affect the Fund’s performance. There can be no assurance that any such activities will actually benefit or improve the value of the Fund, or that Brookfield will be able to resolve any associated conflicts of interest in favor of the Fund. Further, investors may disagree with the charitable or policy goals of these activities.

Protective Loans to Portfolio Companies. If Brookfield determines in good faith that it is advisable to invest capital in or with respect to a portfolio company or a potential Investment to preserve or protect the value of such portfolio company or potential Investment (including, for the avoidance of doubt, any follow-on investments, as applicable) and (a) for any reason there are insufficient subscriptions or the Fund does not have sufficient capital, or (b) either the amount of such capital is immaterial or the time period during which such capital would be loaned by Brookfield or an affiliate thereof is expected to be less than 30 days (“Protective Loans”), Brookfield or an affiliate thereof may loan additional capital to the Fund, a portfolio company or a potential Investment. Any such Protective Loan will be made at a rate equal to the secured overnight financing rate (“SOFR”) plus 4% per annum compounded annually; provided, that, if SOFR ceases to be available, the General Partner may substitute either (1) the prevailing market successor rate at such time, as reasonably determined by the General Partner or (2) any other alternate rate approved by the General Partner in its sole discretion for all future Protective Loans. In connection therewith, in the case of a Protective Loan pursuant to clause (b) above, the General Partner will cause the Fund to repay such Protective Loan or, in the case of any other Protective Loan, offer to the Unitholders the opportunity to acquire an interest in such Protective Loan on a pro rata basis based on their respective subscription amounts. The General Partner’s ability to make such loans may present a conflict of interest. Any Protective Loan may be repaid by the applicable portfolio company in priority to any distributions to the Fund by such portfolio company, or be converted into an equity interest in such portfolio company on a dollar-for-dollar basis using an appraisal or arm’s length valuation. Brookfield will have no obligation to provide a Protective Loan, including where doing so would be beneficial to the Fund or an Investment.

Line of Credit Utilization. Use of leverage arrangements provide the General Partner with an incentive to fund Investments or otherwise utilize one or more forms of borrowings including in lieu of capital contributions. For example, calculations of net IRRs in respect of performance data included and/or referred to in this Annual Report on Form 10-K, and with respect to the Fund, as reported to the Unitholders from time to time, are based on the payments of capital contributions by and distributions to the Unitholders to the extent the Fund makes a distribution. In instances where the Fund utilizes borrowings under the Fund’s NAV-based credit facility or asset-backed facility (or other facility, including a hybrid facility), use of such facility will likely result in a higher reported net IRR than if the facility had not been utilized because such borrowings were used in lieu of capital contributions or in advance of related capital contributions that would only be made at a later date. To the extent Investments are funded with proceeds from drawdowns under one or more revolving credit facilities (the collateral for which can be, for example, one or more assets of the Fund, i.e., asset-backed facilities), the interest expense and other costs of any such borrowings will be Fund Expenses and, accordingly, decrease net returns of the Fund. The General Partner may make distributions prior to the repayment of outstanding borrowings. In addition, in the event the Fund incurs such indebtedness, the preferred return accruing in respect of Unitholders will be less than otherwise would have been the case in the absence of such indebtedness, and the Fund will bear the costs of any expenses related to such indebtedness or any interest that accrues. As a result, the General Partner (or an affiliate thereof) may be entitled (a) to receive Performance Participation Allocations earlier than it otherwise would have and (b) in certain circumstances, to receive more Performance Participation Allocations than it otherwise would have, in each case had the Fund not incurred such indebtedness. “ –Risks Associated with an Investment in the Fund—Use of Leverage”. Tax-exempt investors should also note that the use of leverage by the Fund may create “unrelated business taxable income.” See “—Risks Associated with an Investment in the Fund—UBTI & ECI; Tax Treatment of Corporations.”

Subject to the limitations set forth in the Fund LPA, the General Partner maintains substantial flexibility in choosing when and how the Fund’s NAV-based credit facility or facilities are used. The General Partner may adopt from time to time policies or guidelines relating to the use of such credit facilities. Such policies may include using the credit facilities to systematically defer utilizing subscription proceeds from Unitholders. In addition, the General Partner may, subject to the terms of the Fund LPA, elect to use long-term fund-level financing in certain circumstances, including (i) to make certain Investments that the General Partner may determine to hold on the credit facility for an extended time, (ii) to make margin payments as necessary under currency hedging arrangements or other derivative transactions, (iii) to fund the Management Fee and Fund Expenses otherwise payable by Unitholders, and (iv) to bridge a potential co-investment or a follow-on investment related to an existing co-investment, and (v) when the General Partner otherwise determines that it is in the best interests of the Fund.

In addition, the Fund may provide for the repayment of indebtedness and/or the satisfaction of guarantees on behalf of co-investment vehicles in connection with investments made by such vehicles alongside the Fund. The Fund may also use its credit facility to issue a letter of credit in connection with an Investment that is expected to be, or has been allocated to a co-investment vehicle, and the co-investors would be expected to bear their share of any expenses incurred in connection with such letter of credit. However, in each scenario above, certain investors of such vehicles will benefit from such provision for repayment of indebtedness and/or the satisfaction of guarantees even though those investors are not providing the same level of credit support as the Unitholders. In the event any such vehicle does not satisfy their share of any payment in respect of any such borrowing, the Fund will be contractually obligated to satisfy their share even if the Fund does not have recourse against such vehicle. In addition, Brookfield, the General Partner, another Brookfield Account or their affiliates may provide a guarantee in connection with a potential or existing Investment and the Fund may replace Brookfield, the General Partner, such Brookfield Account or their affiliate as the guarantor.

Use of Brookfield Arrangements. The Fund may seek to use a swap, currency conversion or hedging arrangement or line of credit or other financing that Brookfield has in place for its own benefit or the benefit of other Brookfield Accounts. In this case, Brookfield will pass through the terms of such arrangement to the Fund as if the Fund had entered into the transaction itself. However, in such cases the Fund will be exposed to Brookfield’s credit risk since the Fund will not have direct contractual privity with the counterparty. Further, it is possible that the Fund may have been able to obtain more favorable terms for itself if it had entered into the arrangement directly with the counterparty.

Determinations of Value. The General Partner will primarily be responsible for the valuation of the NAV for each Class of Units monthly and will prepare the valuations with respect to each Investment in accordance with the valuation procedures and policies adopted by the Fund as may be amended from time to time in the General Partner’s sole discretion, subject to consent of the Board with respect to material changes thereto. The value of a Unit will be affected by such valuation results. The valuation methodologies used by the General Partner to value any Investment will involve subjective determinations, judgments, projections and opinions, including about future events, which could turn out to be incorrect. As a result, valuations may not be accurate and/or third parties (including investors) could disagree with such valuations. In particular, determinations of fair value are based on information relating to the Investments that the Manager, in its discretion, believes is helpful in and/or relevant to valuing such Investments, including (among others) details about specific issuers, securities markets, sectors, current market values, historical and projected financial information, fundamental analytical data, pending transactions, legal/regulatory proceedings and/or any other factors that the General Partner believes could impact the valuation of a particular Investment. Accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation. If the Fund were to liquidate a particular investment, the realized value may differ from the appraised valuation of such Investment. As such, the carrying value of an Investment may not reflect the price at which the Investment could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. A Unitholder selling its Units in the Fund prior to realization of such an Investment may not participate in gains or losses therefrom. In addition, the carrying value of an Investment will not necessarily reflect the price at which the Investment could be (or ultimately is) sold in the market, and the difference between carrying value and the ultimate sales price could be material. Ultimate realization of the value of an Investment depends to a great extent on economic, market and other conditions beyond the General Partner’s control. Generally, there will be no retroactive adjustment in the valuation of any Investment or the Performance Participation Allocation or the Management Fee paid to the Manager to the extent any valuation proves to not accurately reflect the realizable value of an Investment.

Prospective investors will not know the NAV of their Units until after their subscription has been accepted. Prospective investors will be required to subscribe for a dollar amount, and the number of Units that such investor receives will subsequently be determined based on the Fund’s NAV per Unit as of the end of the month immediately before such prospective investor’s subscription is accepted by the General Partner on behalf of the Fund (e.g., a subscription for Units accepted by the General Partner on September 1 of a calendar year will be based upon the Fund’s NAV as of August 31 of that year, which NAV will generally not be available until after September 1 of that year). Prospective investors will learn of such NAV and the corresponding number of Units represented by their subscription after the Fund publishes the NAV of the Fund. See “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Calculation of Net Asset Value.”

The valuation of Investments is also expected to affect, under certain circumstances, the General Partner’s entitlement to Performance Participation Allocation distributions, the decision of potential investors to subscribe for interests in the Fund, and Brookfield’s marketing of future Brookfield Accounts (including any co-investments alongside the Fund and other Brookfield Accounts). As a result, and as noted herein, the valuation of Investments involves conflicts and the General Partner is incentivized to determine valuations that are higher than the actual fair value of the Investments. Relatedly, general partners of Third-Party Pooled Investment

Vehicles may be subject to similar incentives. See also “—Risks Associated with an Investment in the Fund—Valuation Risk” above.

Limitations of NAV. Brookfield’s determination of the Fund’s quarterly NAV per Unit shall be calculated using the valuation methodology the General Partner deems most appropriate.

The calculation of the Fund’s NAV includes certain subjective judgments with respect to estimating, for example, the value of the Fund’s portfolio and its accrued expenses, net portfolio income and liabilities (e.g., exclusion of potentially subjective or contingent liabilities that may arise on or subsequent to the sale of an Investment).

Brookfield may, but is not obligated to, monitor the Fund’s Investments on an ongoing basis for events that Brookfield believes may have a material impact on the Fund’s NAV as a whole. Material events may include investment-specific events or broader market-driven events which may impact more than one Investment, events that Brookfield believes may have a material impact on the most recent fair values of such Investments. Possible examples of such a material event include unexpected investment-specific events and broader market-driven events identified by Brookfield, which may impact more than one Investment, including capital market events, economic and political conditions globally and in the jurisdictions and sectors in which an investment operates, and material changes in discount rates. Upon the occurrence of such a material event and provided that Brookfield is aware that such event has occurred, Brookfield may, but is not obligated to, provide an estimate of the change in value of an Investment, based on the valuation procedures for Investments described in “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Calculation of Net Asset Value.”

In general, Brookfield expects that any adjustments to fair values will be calculated after a determination that a material change has occurred and the financial effects of such change are quantifiable by Brookfield. However, rapidly changing market conditions or material events may not be immediately reflected in the Fund’s monthly NAV. For example, an unexpected termination or renewal of key customer relationships, recent financial results or changes in the capital structure of an Investment, regulatory changes that affect an Investment, or a significant industry event or adjustment to an industry outlook that may cause the value of an Investment to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per Unit may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that the Fund’s NAV may be appropriately adjusted. Depending on the circumstance, the resulting potential disparity in the Fund’s NAV may be in favor or to the detriment of either Unitholders who redeem their Units, or Unitholders who buy new Units, or existing Unitholders.

Monthly NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards. The methods used by Brookfield to calculate the Fund’s NAV, including the components used in calculating the Fund’s NAV, is not prescribed by SEC rules or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV. The Fund calculates and publishes NAV solely for purposes of establishing the price at which the Fund sells and redeems Units, and Unitholders should not view the Fund’s NAV as a measure of the Fund’s historical or future financial condition or performance. The components and methodology used in calculating the Fund’s NAV may differ from those used by other companies now or in the future.

The valuations of the Fund’s assets may differ from liquidation values that could be realized in the event that the Fund were forced to sell assets. Additionally, errors may occur in calculating the Fund’s NAV, which could impact the price at which the Fund sells and redeems its Units, the amount of the Management Fee and the Performance Participation Allocation. Brookfield has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the General Partner, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which Units were sold or redeemed or on the amount of the Management Fee and the Performance Participation Allocation, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to Brookfield’s policies and procedures, making adjustments to prior NAV calculations. Prospective investors should carefully review the disclosure of the Fund’s NAV Calculation Policy and how NAV will be calculated in “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Calculation of Net Asset Value.”

Third Party Involvement. The Fund may co-invest through or invest in partnerships, joint ventures or other entities with third parties that may have economic or business interests or objectives, including exit strategies, that are different than or conflict with those of the Fund or that may be in a position to take action contrary to the Fund’s objectives, which may result in negative consequences, including loss of capital.

Transactions with Potential and Actual Unitholders. Prospective investors should note that the General Partner, the Manager and their affiliates (including the Fund) from time to time engage in transactions with prospective and actual Unitholders and prospective and actual limited partners of other Brookfield Accounts that entail business benefits to such investors. Such transactions may be entered into prior to or coincident with an investor’s admission to the Fund or during the term of their investment. The nature of such transactions can be diverse and may include benefits relating to the Fund, and its portfolio companies or other Brookfield Accounts and their respective issuers or portfolio companies.

Insurance. The General Partner will cause the Fund to purchase, and/or bear premiums, fees, costs and expenses (including the premiums, costs, expenses and/or fees of affiliates and non-affiliates for insurance coverage and for placement and administration of insurance coverage) with respect to, insurance for the benefit of the Fund, the General Partner, the Manager and their employees, affiliates, agents and representatives as well as Board members (“Board Members”) and other indemnified parties with respect to Fund-related matters (including directors and officers liability insurance, errors and omissions insurance, and any other insurance which the General Partner determines to be required or market standard), or for the benefit of the Fund or any of its Investments with respect to investment-related matters (including but not limited to terrorism, property, title, liability, marine, environmental, professional, cyber, transactional, fire insurance and/or other extended or specialized coverage).

Brookfield Accounts (including the Fund) and their respective portfolio companies and other investments will utilize Brookfield affiliates for placement, administration and provision of insurance coverage in connection with all or part of their insurance coverage and the Fund is expected to leverage the scale of Brookfield by participating in shared, blanket or umbrella, insurance policies as part of a broader group of entities affiliated with Brookfield (including Brookfield and other Brookfield Accounts). Any insurance policy purchased by or on behalf of the Fund (including policies covering the Fund, the General Partner, the Manager and other Brookfield Accounts) may provide coverage for situations where the Fund would not provide indemnification, including situations involving culpable conduct by the General Partner or the Manager. Nonetheless, the Fund’s share of the premiums, costs, fees and expenses in respect of insurance coverage will not be reduced to account for these types of situations.

Brookfield insurance companies (each, a “Captive”) that provide insurance coverage for Brookfield Accounts (including the Fund) and assets held directly or indirectly by Brookfield Accounts (including the Fund) generally will be utilized for all or a portion of insurance coverage needs (e.g., primary layer of insurance for certain assets, supplemental or umbrella coverage provided by third-party carriers, etc.). Captives are expected to provide benefits to Brookfield Accounts that may not be available from a third-party insurance provider, including potentially lower premiums. In determining whether to utilize a Captive as an insurance provider for the Fund and/or its investments, Brookfield will take into account such factors as it determines appropriate in its discretion under the then-existing facts-and-circumstances. It is expected that each Captive will charge premiums at the Affiliate Service Rate applicable to the insurance provided by such Captive. The determination of such rates will be based on third-party pricing data, pricing mandated by regulation, or an opinion of a third-party insurance adviser (including advisers that provide other insurance related services to Brookfield and the Brookfield Accounts). The engagement of a Captive will give rise to certain potential conflicts of interest, including in connection with the allocation of premiums and the evaluation and payment of claims. In order to mitigate potential conflicts of interest related thereto, an independent third-party insurance adjuster or attorney generally will be responsible for claims management and payment.

Captives could seek reinsurance for all or a portion of the coverage, which could result in Brookfield earning and retaining fees, commissions and/or a portion of the premiums associated with such insurance while not retaining all or a commensurate portion of the risk insured. Captives may also earn and retain fees, commissions, and/or a portion of the premiums associated with insurance covering types of damages for which a government entity and/or other third party may reimburse the captive (e.g., damage caused by certain terrorist events), which may result in the captives not retaining all or a commensurate portion of the risk of insuring against such types of damage. In addition, insurance policy premiums are generally paid in advance for the year of coverage. Should an asset held by the Fund be sold within a coverage year and its insurance policy terminated, the Fund generally will not be reimbursed for the portion of the premium related to the period of coverage post-sale.

To the extent an insurance policy or Captive insurance policy provides coverage with respect to Fund-related or investment-related matters, all or a portion of the fees and expenses (including premiums) of such insurance policy and its placement will be allocated to the Fund or its Investments. The amount of any such insurance-related fees and expenses allocated to the Fund or its Investments will be determined by Brookfield in its discretion taking into consideration facts and circumstances deemed relevant, including in umbrella policies the value of each covered fund’s and account’s investments and capital commitments (if applicable) and/or the risk that the fund’s and/or its investments and account poses to the insurance provider. While Brookfield expects to consider certain objective criteria when determining how to allocate the cost of insurance coverage that applies to multiple funds and accounts (including Brookfield and Brookfield Accounts), because of the uncertainty of whether claims will arise in the future and the timing and the amount that may be involved in any such claim, the determination of how to allocate such fees and expenses also requires Brookfield to take into consideration other facts and circumstances that are more subjective in nature. In addition, because Brookfield will bear a portion of such fees and expenses and has differing investment interests in the Brookfield Accounts it manages, conflicts exist in the determination of the proper allocation of such fees and expenses among Brookfield and such funds and accounts. It is unlikely that Brookfield will be able to accurately allocate the fees and expenses of any such insurance based on the actual claims of a particular fund or account, including the Fund. Brookfield may, if it determines it to be necessary, consult with one or more third parties such as actuaries, to ensure that the allocation of such fees and expenses is done in a fair and reasonable manner and consistent with industry standards.

While shared insurance policies (including those issued by Captives) may be cost effective, claims made by any entities affiliated with Brookfield could result in increased costs to the Fund and such policies will have an overall cap on coverage. To the extent insurable event(s) result in claims in excess of such cap, the Fund may not receive as much in insurance proceeds as it would have received if separate insurance policies had been purchased for each party and Brookfield could face a conflict of interest in properly allocating insurance proceeds across all claimants, which could result in the Fund receiving less in insurance proceeds than if separate insurance policies had been purchased for each insured party individually. In these cases, Brookfield will seek to allocate the proceeds from claims in respect of insurance policies and resolve any conflicts of interest, as applicable, in a manner it determines to be fair and reasonable. In that regard, Brookfield may, if it determines it to be necessary, consult with one or more third parties to ensure that the allocation of such proceeds is done in a fair and reasonable manner. Similarly, insurable events may occur sequentially in time while subject to a single overall cap. In this case, Brookfield expects to process claims on a first-come first-serve basis or in any other manner deemed appropriate by Brookfield. To the extent insurance proceeds for one such event are applied towards a cap and the Fund experiences an insurable loss after such event, the Fund’s receipts from such insurance policy could be diminished and/or the Fund may not receive any insurance proceeds.

A shared insurance policy could also make it less likely that Brookfield will make a claim against such policy on behalf of the Fund. In addition, the General Partner on behalf of the Fund may need to determine whether or not to initiate litigation (including potentially litigation adverse to Brookfield where it is the broker or provider of such insurance) in order to collect from an insurance provider, which may be lengthy and expensive and which ultimately may not result in a financial award. The potential for Brookfield to be a counterparty in any litigation or other proceedings regarding insurance claims creates a further potential conflict of interest. Furthermore, in providing such insurance, Brookfield may seek reinsurance for all or a portion of the coverage, which could result in Brookfield earning and retaining fees and/or a portion of the premiums associated with such insurance while not retaining all or a commensurate portion of the risk insured. Brookfield will seek to allocate the costs of such insurance and proceeds from claims in respect of such insurance policies and resolve any conflicts of interest, as applicable, in a manner it determines to be fair. In that regard, Brookfield may, if it determines it to be necessary, consult with one or more third parties in allocating such costs and proceeds and resolving such conflicts.

Diverse Interests. In certain circumstances, the Unitholders (including, for the avoidance of doubt, Brookfield in its capacity as a Unitholder) generally will have conflicting investment, tax and other interests with respect to their investments in the Fund and with respect to the interests of investors in Brookfield Accounts that may participate in the same investments as the Fund. The conflicting interests of particular Unitholders may relate to or arise from, among other things, the nature of the Investments made by the Fund, the residency or domicile of the Unitholders, the Fund (as defined below) into which such particular Unitholder invests and the structuring of the acquisition of Investments by the Fund, the timing of disposition of Investments, the transfer or disposition by a Unitholder of its Units in the Fund and specific tax considerations, including the manner in which current earnings and disposition transactions in connection with one or more Investments are reported for tax purposes and the timing of distributions or deemed distributions thereof. To the extent that one or more Unitholders (including Brookfield) request that Brookfield delay certain distributions to them (for tax or other similar reasons) the General Partner may (but is not obligated to) agree to do so (while continuing to make the scheduled distribution to other Unitholders). In such cases, the General Partner would deem a distribution to have occurred to such Unitholders at the time the distribution was made to the other Unitholders, for purposes of the calculation of Performance Participation Allocation distributions and the Management Fee. As a consequence, in certain circumstances, conflicts of interest will arise in connection with the decisions made by the General Partner or the Manager, including with respect to tax matters or the nature, structuring or reporting of such Investments, that may be adverse to Unitholders generally, or may be more beneficial for one Unitholder than for another Unitholder, including with respect to Unitholders’ particular tax situations. See also “—Brookfield Units” above. Each Unitholder may be required to participate in one or more investments through structures that may be more favorable to some (but not all) Unitholders (including Brookfield and its affiliates) from a legal, regulatory, tax, accounting or other similar perspective and generally bear such Unitholder’s share of the costs associated with such structures even if such Unitholder does not receive any legal, regulatory, tax, accounting or other benefits from such structures (as compared to the treatment to which such Unitholders would otherwise be subject were they to participate in the relevant investments through the Fund). As such, each Unitholder could be required to bear the costs of structures that solely benefit one or more other Unitholders (including Brookfield and its affiliates). In selecting and structuring potential investments appropriate for the Fund, the General Partner will consider the investment and tax objectives of the Fund and its Unitholders as a whole (and those of investors in other Brookfield Accounts that participate in the same investments as the Fund), not the investment, tax or other objectives of any Unitholder individually. However, conflicts may arise if certain Unitholders have objectives that conflict with those of the Fund. In addition, Brookfield may face certain tax risks based on positions taken by the Fund, including as a withholding agent. In connection therewith, Brookfield may take certain actions, including withholding amounts to cover actual or potential tax liabilities, or refrain from taking certain actions, including not claiming refunds of certain withholding or other taxes paid, due to such tax risks. Further, in connection with the Fund’s investment activities, the Fund or certain Investments may make political donations or other contributions to support ballot initiatives, lobbyist efforts, membership in certain political organizations referendums or other legal, regulatory, tax or policy changes that the General Partner believes will ultimately benefit the Fund. However, there is no guarantee that a particular Unitholder will agree with any such action or would independently choose to financially support such an endeavor. Further, any such changes may have long-term benefits to other Brookfield Accounts (in some cases, such benefits may be greater than the benefits to the Fund), even though such Brookfield Accounts did not contribute to such initiative or reimburse the Fund or the Investments for their contributions.

Conflicts with Issuers of Investments. Brookfield expects that certain of its officers and employees will serve as directors and officers of certain portfolio companies, including for portfolio companies in which other Brookfield Accounts hold investments simultaneously with the Fund and, in that capacity, will be required to make decisions that consider the best interests of such portfolio companies and their respective shareholders or other stakeholders. In certain circumstances, for example in situations involving bankruptcy or near-insolvency of a portfolio company, actions that may be in the best interest of the portfolio company may not be in the best interests of the Fund and vice versa. Accordingly, in these situations, there will be conflicts of interest between such individual’s duties as an officer or employee of Brookfield and such individual’s duties as a director or officer of the portfolio companies.

As described above, Brookfield employees may be engaged by one or more portfolio companies on a permanent or temporary basis in order to provide services that may otherwise be provided by third parties. See “—Affiliate Services and Transactions” above. This may create conflicts of interest when the employees are considering the interests of the Fund and the interests of the portfolio company. Furthermore, the particular arrangement between such employees and the portfolio companies and properties may change over time, particularly when an Investment is realized by the Fund. An employee may or may not return to Brookfield after the Fund’s disposition of such Investment.

In the ordinary course, Brookfield may hire employees of portfolio companies (including by hiring teams of employees and integrating them into Brookfield). Such persons may, in their capacity as employees of Brookfield, provide similar services to a portfolio company as they provided when employed directly by such portfolio company. Any such services will be provided in the same manner and on the same terms as similar services provided by other employees of Brookfield. As a result, the portfolio companies may pay more for such services than they would otherwise have paid if such employees remained employed by such portfolio companies. See “—Affiliate Services and Transactions” above.

Internal Audit. Brookfield Corporation and certain of its listed affiliates are publicly traded companies subject to requirements to maintain an internal audit function and to complete internal audit reviews of their investments and related operations. In certain instances, portfolio companies of the Fund are expected to perform internal audit reviews of their operations and related activities, either in connection with their own regulatory requirements, because they are consolidated into Brookfield Corporation or one of its listed affiliates, or otherwise for corporate governance purposes, as determined by the Manager in its capacity as manager of the Fund. Such portfolio company internal audit work is expected to be carried out by the employees of such portfolio companies, by Brookfield employees and/or by third-party advisors, and the expenses related to such work by all such persons are generally expected to be charged to the portfolio company. While the product of such portfolio company internal audit work is expected to be relied on and utilized, where applicable, in meeting Brookfield Corporation’s and its listed affiliates’ internal audit obligations, Brookfield Corporation and its listed affiliates generally will not share in the expenses of such portfolio company internal audits (except in their capacity as indirect equity owners of the portfolio company). Further to the disclosure above in “—Allocation of Costs and Expenses”, it is expected that internal audit costs will be allocated to the Fund based on a blended rate of the personnel involved in providing such services, such that the amount charged to the Fund and the Investments may be greater or lesser than the actual cost of the specific personnel performing the services for the Fund and/or the Investments.

OTHER CONFLICTS

Calculation Errors, True-Ups and/or Repayments. The calculation of amounts due to Brookfield in connection with the Fund and its Investments (including amounts owed in respect of Performance Participation Allocation distributions, Affiliate Services, Protective Loans, cost allocations, and other matters) is complex and at times based on estimates and/or subject to periodic (post-transaction) reconciliations. Brookfield may make errors in calculating such amounts, and/or recognize over- or under-estimates of such amounts in performing routine reconciliations and/or other internal reviews. When such an error or under- or over-estimate that disadvantaged the Fund is discovered, Brookfield will make the Fund whole for such amount based on the particular situation, which may involve a return of distributions or fees or a waiver of future distributions or fees, in each case in an amount necessary to reimburse the Fund for such over-payment. As a general matter, Brookfield does not expect to pay interest on such amounts. Likewise, when an error or under- or over-estimate that advantaged the Fund is discovered, Brookfield will make itself whole for such amount, as applicable, and generally will not charge interest in connection with any such make-whole payment.

Unitholder Due Diligence Information. The General Partner will make available to each prospective investor the opportunity to ask questions of, and receive responses from, a representative of the General Partner concerning the terms and conditions of its offerings and to obtain any additional information, if the General Partner possesses such information or can acquire it without unreasonable effort or expense, necessary to verify the accuracy of the information set forth herein. Due to the fact that different potential investors may ask different questions and request different information, the General Partner may provide certain information to one or more prospective investors that it does not provide to all of the prospective investors. None of the responses or additional information provided is or will be integrated into this report or other filings the Fund may make with the SEC, and no prospective investor may rely on any such responses or information in making its decision to subscribe for Units.

Limited Access to Information. Unitholders’ rights to information regarding the Fund will be specified in the Fund LPA. However, certain Unitholders may receive additional information that is not made available to all Unitholders generally. Certain Unitholders may also be investors in other Brookfield Accounts, or engage in transactions with Brookfield, an Investment or another Brookfield Account, and may receive additional information through such arrangements. Certain Unitholders may periodically request, or have written agreements providing for periodic disclosures of, or receive as a result of certain regulatory requirements, information regarding the Fund and its Investments that is not otherwise set forth in (or has yet to be set forth in) the reporting and other information delivered to all Unitholders. The General Partner will have no duty to ensure all Unitholders seek, obtain or process the same information regarding Brookfield, the Fund and its Investments and/or portfolio companies.

Certain information, including interpretations, confirmations or statements of intent, that is provided to one Unitholder via written agreements or other means during the due diligence process or otherwise and not to another Unitholder (or prospective investor) may provide the recipient greater insight into the Fund’s activities and/or the intentions of the General Partner or the Manager, thereby enhancing such recipient’s ability to make investment decisions (including a prospective investor’s decision to invest in the Fund) with respect to the Fund and/or take action or make other decisions pursuant to the Fund LPA. This may adversely affect Unitholders that do not receive such information. In addition, a Unitholder that seeks to transfer its Units, or a potential acquirer of such Units, may have difficulty in determining an appropriate price for such Units because it does not have information that it would consider material or which has been provided to its prospective counterparty. In certain cases, Brookfield may seek to acquire Units from a Unitholder and may do so with the understanding that Brookfield has information regarding the Fund that is not available to Unitholders or potential acquirers of Units, and the General Partner may agree to engage in bespoke structuring or to provide other advantageous terms not generally available to third parties.

Investment Banking and Other Activities. Brookfield and its affiliates may provide investment banking, advisory, consulting, restructuring, broker-dealer and other services to third parties, including issuers in which the Fund may desire to invest or with which the Fund may desire to transact. In such circumstances, the Fund may be restricted from pursuing such investment or transaction as a result of limitations imposed by, among other things, applicable law or Brookfield’s internal conflicts or compliance policies.

BPE Lux. While the Fund and BPE Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, the Fund will be operated as a distinct investment structure from BPE Lux. As a result, certain conflicts may arise between the Fund and BPE Lux with respect to the allocation of investment opportunities. Investment opportunities will be allocated between the Fund and BPE Lux in accordance with Brookfield’s prevailing policies and procedures on a basis that Brookfield believes to be fair and reasonable in its sole discretion, which may be pro rata based on available capital (or expected available capital), subject to the following considerations: (x) any applicable investment strategies, mandates, objectives, focus, parameters, guidelines, limitations, liquidity positions and requirements of the Fund and BPE Lux; (y) available capital of the Fund and BPE Lux; and (z) legal, tax, accounting, regulatory and any other considerations deemed relevant by Brookfield, including, without limitation, (a) the sector and geography/location of the Investment, (b) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria (to the extent such factors are applicable)) of the Investment, (c) expected cash characteristics of the Investment (such as cash-on-cash yield, distribution rates or volatility of cash flows), (d) expected capital expenditures required as part of the Investment, (e) portfolio diversification and concentration concerns with respect to the Fund and BPE Lux, (f) Redemption Requests and anticipated future subscriptions for the Fund and BPE Lux, (g) anticipated tax treatment of the Investment, (h) timing expected to be necessary to execute an Investment, and (i) other considerations deemed relevant by Brookfield in good faith. Furthermore, certain conflicts may arise between the Fund and BPE Lux with respect to the allocation of expenses between the Fund and BPE Lux. While Brookfield generally seeks to allocate expenses incurred in connection with an actual or potential Investment on a pro rata basis based on each Brookfield Account’s proportionate interests (or expected proportionate interests) in such Investment, Brookfield may determine to allocate such costs and expenses based on a different methodology to the extent Brookfield determines, in its discretion, that doing so is fair and equitable under the circumstances.

Legal Representation. Simpson Thacher & Bartlett LLP (“STB”) will act as counsel to the Fund, the General Partner and the Manager in connection with the Units with respect to U.S. legal matters. STB may represent Brookfield from time to time in a variety of different matters. STB may also act as counsel to a portfolio company, equity sponsors of a portfolio company, other creditors of a portfolio company or an agent therefor, a party seeking to acquire some or all of the assets or equity of a portfolio company, or a person engaged in litigation with a portfolio company. It is not anticipated that the Fund will engage separate counsel in connection with its organization or operation. Furthermore, STB is not representing the interests of any Unitholder in connection with the Fund, absent an express agreement to the contrary with such Unitholder. Representation by STB of the Fund, the General Partner and their affiliates is limited to specific matters as to which they have been consulted by such persons. There may exist other matters which could have a bearing on the Fund, the General Partner and/or their affiliates as to which STB has not been consulted. No independent counsel has been retained to represent the Unitholders. STB may be removed by the General Partner at any time without the consent of, or notice to, the Unitholders. In addition, STB does not undertake to monitor the compliance of the Fund, the other Brookfield Accounts, the general partners of the other Brookfield Accounts, the General Partner, the Manager and their affiliates with the investment program, investment strategies, valuation procedures, investment restrictions and other guidelines and terms set forth in this Annual Report on Form 10-K, the private placement memoranda of the other Brookfield Accounts, the Fund LPA and the partnership agreements of the other Brookfield Accounts. STB will not monitor compliance with applicable laws. Each prospective investor should seek its own legal, tax and financial advice before making an investment in the Fund. STB has not investigated or verified the accuracy or completeness of the information set forth in this Annual Report on Form 10-K, including information concerning the Fund, the General Partner, the Manager and their affiliates and personnel. Prospective investors should seek their own legal, tax and financial advice before making an investment in the Fund. Investors should note that the subscription agreement and/or Fund LPA contain provisions whereby the investors waive any present or future conflict of interest with STB regarding such legal matters.

RESOLUTION OF CONFLICTS

Resolution of Conflicts Generally. In the event that any matter arises that the General Partner determines in its good faith judgment to constitute an actual conflict of interest between the Fund, on the one hand, and Brookfield, a Walled-Off Business, a Walled-Off Business Account, or any existing or future Brookfield Account, on the other hand, the General Partner may, subject to internal Brookfield policies and the Fund LPA, take such actions as it deems necessary or appropriate, including such actions as described elsewhere herein, taking into consideration the interests of the relevant parties, the circumstances giving rise to the conflict and applicable law. Brookfield’s internal policies and protocols may be amended from time to time by Brookfield in its discretion without notice to or the consent of Unitholders or any other person. Any such resolutions will take into consideration the interests of the relevant parties and the circumstances giving rise to the conflict. See also “—Board” and “—Brookfield Conflicts Resolution Process” below.

Board. The functions and duties that members of the Board (some of whom may be affiliated with Brookfield) undertake for the benefit of the Fund, will not be exclusive and such members of the Board may perform similar functions and duties for other Brookfield Accounts (including, without limitation, Brookfield) and/or other Brookfield Accounts and/or third parties and accordingly conflicts of interest may arise in allocating time, services and/or functions among such other Brookfield Accounts, one or more third parties and the Fund. Members of the Board may be members, employees, officers, managers or directors of entities or advisory teams that provide advice to the general partner, manager and/or operator of certain Brookfield Accounts or may be third parties (including third party (sub-)investment managers and/or service providers). Certain members of the Board may therefore have significant other responsibilities in addition to their responsibilities in respect of the Fund, including with respect to portfolio companies of certain Brookfield Accounts and/or the funds of other third-party sponsors. This may present a conflict of interest if such persons pursue the interests of the Fund or a third party-managed fund and a Brookfield Account simultaneously. Certain members of the Board which are affiliated with Brookfield may also, as part of their services to Brookfield, be appointed to the board of a portfolio company of a Brookfield Account (generally in a supervisory capacity with a view to monitoring the performance of such portfolio company in accordance with the relevant Brookfield Account’s investor rights) and situations may arise in which such a member has a duty to or an interest in a portfolio company which conflicts with its duties to, or the interests of, the Fund or a Brookfield Account. Similar conflicts may arise with the interests of members of the Board which are not affiliated with Brookfield, including with respect to their engagement with third party sponsors of investment funds, some of which may compete with the interests of Brookfield Accounts.

Certain members of the Board may have been or be invited to make an investment in the Brookfield Accounts, some of which the Fund will participate in and/or alongside, in exchange for a right to receive economic entitlements (such as variable fees or other incentive-based compensation, where applicable), thereby creating an indirect alignment of their interest with those of Unitholders. However, members of the

Board who are professionals within Brookfield may hold investments and/or other economic rights or entitlements with respect to multiple Brookfield Accounts which may present conflicts of interest and create incentives to resolve a conflict which is more favorable to one Brookfield Account than another Brookfield Account (including as a result of having a greater investment or economic entitlement in one Brookfield Account than another Brookfield Account, or the matter in respect of which a conflict arises having a disproportionate bearing on such professional’s economic entitlement in respect of one Brookfield Account as compared with another relevant Brookfield Account with respect to the conflict matter at hand). Brookfield Accounts and managers, directors, officers and employees of Brookfield may hold an indirect investment in, or receive other economic enticements with respect to, the Fund through one or more Brookfield Account entities (including a subsidiary investment vehicle) or otherwise invest directly or indirectly alongside the Fund through one or more co-investment schemes established for such purpose.

Independent Directors. Independent Directors may perform similar functions to their functions in respect of the Fund for other Brookfield Accounts and may perform similar functions for, and have duties to, other organizations and businesses that may give rise to conflicts of interest. In certain cases, such Independent Directors may also be appointed to the board of portfolio companies of certain investment funds, typically in a non-executive capacity, and have other business interests that give rise to conflicts of interest with the interests of the Fund, the Brookfield Account(s) or one or more of their portfolio companies. The Independent Directors may also gain knowledge, expertise and information by virtue of their role with respect to one or more portfolio companies indirectly held by the Fund which may benefit one or more competing organizations or businesses in respect of which the Independent Directors separately provide advice or otherwise have an interest. In the event that an Independent Director has an actual or potential conflict of interest by virtue of such member’s involvement with or investment in other Brookfield Accounts or other business interests, such member shall be required to disclose such interest to the Board of Directors in accordance with the Fund LPA.

Brookfield Conflicts Resolution Process. Brookfield is a global alternative asset manager with significant assets under management and a long history of owning, managing and operating assets, businesses and investment vehicles across various industries, sectors, geographies and strategies through and on behalf of Brookfield Accounts (including proprietary accounts). In addition, Brookfield’s business activities continuously grow and evolve over time. As noted throughout this report, a key element of the Fund’s strategy is to opportunistically invest across sectors, geographies and economic cycles, drawing on Brookfield’s global footprint, deep expertise in certain sectors and situations and value-add as a strategic partner through Investments in or alongside other Brookfield Accounts. Brookfield believes that this is in the Fund’s and its Investments’ best interests. However, being part of this broader (and evolving) platform, as well as activities of and other considerations relating to Brookfield Accounts, gives rise to conflicts of interest situations. Dealing with conflicts of interest is difficult and complex, and it is not possible to predict all of the types of conflicts that will arise, particularly as a result of the potential growth and evolution of Brookfield’s business activities. Brookfield will monitor conflicts of interest and manage such conflicts of interest as set out in this Annual Report on Form 10-K, in accordance with its fiduciary duty to the Fund and other Brookfield Accounts; however, conflicts will not necessarily be resolved in a manner that is favorable to the Fund.

In managing conflicts of interest situations that arise from time to time, Brookfield generally will be guided by its internal policies and procedures (as applicable) and applicable regulatory requirements, including its fiduciary obligations as set out in the Brookfield Accounts’ offering documents. Among other things, Brookfield has formed a conflicts committee (the “Conflicts Committee”), which is comprised of senior Brookfield executives, to oversee the management and resolution of conflicts of interest considerations that arise in the management of Brookfield’s business activities, including the management of the Fund. The Conflicts Committee seeks to ensure that conflicts considerations are addressed in accordance with Brookfield’s internal policies and procedures and applicable regulatory requirements, including its fiduciary duties to Brookfield Accounts as set out in such accounts’ offering documents. In carrying out its responsibilities, the Conflicts Committee may, as it deems appropriate, review and approve specific matters presented to it and/or review and approve frameworks (and related parameters) for execution of particular types of transactions. In connection with the latter, the Conflicts Committee will (as it deems appropriate) appoint one or more individuals, pursuant to delegated authority, to oversee implementation of the frameworks and is deemed to approve transactions that are executed in accordance with pre-approved frameworks.

There can be no assurance that all conflicts of interest matters will be presented to the Conflicts Committee. In addition, the Conflicts Committee is comprised of senior executives of Brookfield that are not independent of Brookfield. As such, the Conflicts Committee itself is subject to conflicts of interest considerations. The Conflicts Committee will seek to act in good faith and to resolve conflicts of interest considerations in a manner that it deems is fair and balanced, taking into account the facts and circumstances known to it at the time, and in accordance with Brookfield’s policies and procedures, and applicable regulatory requirements. However, there is no guarantee that the Conflicts Committee will make a decision that is most beneficial or favorable to the Fund or the Unitholders in connection with any particular conflict situation, or that it would not have reached a different decision if additional information were available to it.

As noted elsewhere in this Annual Report on Form 10-K, Brookfield is not required to and generally does not expect to seek Board approval or other investor approval to manage the conflicts of interest situations that will arise from time to time (including conflicts of interest situations that were not contemplated in this Annual Report on Form 10-K) unless required by applicable law or as otherwise set out in this Annual Report on Form 10-K or the Fund LPA. By acquiring Units in the Fund, each Unitholder will be deemed to have acknowledged and agreed to the Fund being part of Brookfield’s broader platform, the Fund’s strategy of leveraging Brookfield’s broader platform, conflicts of interest situations (including situations not contemplated in this Annual Report on Form 10-K) arising, Brookfield’s resolution of such conflicts situations as set out in this Annual Report on Form 10-K, and to have waived any and all claims with respect to the existence of any such conflicts of interest and any actions taken or proposed to be taken in respect thereof as set out herein.

The foregoing list of potential and actual conflicts of interest does not purport to be a complete enumeration or explanation of the conflicts attendant to an investment in the Fund. Additional conflicts may exist that are not presently known to the General Partner, the Manager, Brookfield or their respective affiliates or are deemed immaterial. In addition, as the Brookfield Activities and the investment program of the Fund develop and change over time, an investment in the Fund may be subject to additional and different actual and potential conflicts of interest. Additional information about potential conflicts of interest regarding the Manager and Brookfield will be set forth in the Manager’s Form ADV.

In addition, other present and future activities of Brookfield (including the General Partner and the Dealer-Manager), the Fund, other Brookfield Accounts and their portfolio companies, affiliates and related parties will from time to time give rise to additional conflicts of interest relating to the Fund and its investment activities. The General Partner generally attempts to resolve conflicts in a fair and equitable manner, but conflicts will not necessarily be resolved in favor of the Fund’s interests and there may be situations where the Fund, as a passive investor investing alongside or in another Brookfield Account, may not have the ability to mitigate such conflicts. In addition, pursuant to the Fund LPA, the Board will be authorized to give consent on behalf of the Fund with respect to certain matters, including those which may be required or advisable, as determined in the General Partner’s sole discretion, under the Advisers Act or other applicable laws or regulations, which may be, but is not required to be, given by a majority of the Independent Directors of the Fund. If the Board consents to a particular matter and the General Partner acts in a manner consistent with, or pursuant to the standards and procedures approved by, the Board, or otherwise as provided in the Fund LPA, then the General Partner and its affiliates will not have any liability to the Fund or the Unitholders for such actions taken in good faith by them.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
The Fund’s day-to-day operations are managed by the General Partner subject to certain oversight rights held by the Board of Directors. The General Partner has delegated the Fund’s portfolio management function to the Manager. The Executive Officers of the Fund are employees of Brookfield and the General Partner and Manager are affiliates of Brookfield. We rely on Brookfield’s cybersecurity program for assessing, identifying, and managing material risks from cybersecurity threats to us. This cybersecurity program is designed to protect the integrity and availability of our information and technology. This program addresses security governance, security awareness, employee training, relevant access and end-point security, vulnerability management, penetration testing, security monitoring and incident response. Brookfield’s practices align with the National Institute of Standards and Technology (NIST) Cybersecurity Framework.
Brookfield’s cybersecurity program includes a comprehensive policy framework, reviewed and updated annually; security awareness and data protection training for all employees, completed annually; technology risk assessments for critical information systems and applications, performed annually and following all changes to these systems; monthly vulnerability scans; quarterly technology risk assessments and the use of software to protect the confidentiality, integrity and availability of our systems, including the use of anti-malware applications and the use of programs that log, monitor and audit system activities. The effectiveness of Brookfield's cybersecurity programs is evaluated regularly through both internal and third-party audits. We may also engage third parties to conduct risk assessments.
Brookfield’s Chief Information Security Officer (“CISO”) utilizes a variety of processes and systems to manage cybersecurity risks including third-party risk. This includes operational compliance monitoring processes within our information technology service management program, a security operations center managed by a security services provider; and periodic assessments and tests conducted by external parties or internal audit and compliance functions. We also regularly monitor cybersecurity and data privacy risks of investments in our portfolio. Additionally, our vendor governance framework includes monitoring of vendors’ compliance with contractual terms and their cybersecurity risk profile. A risk assessment is conducted for each violation identified, which includes an assessment of the impact from a financial, operational, reputational, regulatory compliance, and client service perspective, to determine its materiality. Regular reporting includes information on material security incidents and policy breaches.
Audits, cybersecurity simulations and employee testing results indicate that Brookfield’s program is effective in protecting our information. The policies, standards, and guidance are structured to help us respond effectively to the dynamically changing environment of cybersecurity threats, cybersecurity risks, technologies, laws, and regulations. The adviser modifies its policies, standards, and guidance as needed to adjust to this changing environment.
No risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected us, our business strategy, results of operations or financial condition. However, we can provide no assurance that we will not experience any material cybersecurity threats or incidents in the future. See “Part I. Item 1A. Risk Factors — Cybersecurity Risk.”
Governance
The Audit Committee is responsible for overseeing the Fund’s information technology security program. The Audit Committee is responsible for reviewing the Fund's and the Manager's IT security controls with management and evaluating the adequacy of the Fund's and the Manager's IT security program, compliance and controls with management. Regular reports and updates on material security incidents and cybersecurity risks are made to management of the Fund. Regular reports and updates on material security incidents and cybersecurity risks are made to management of Brookfield and the Audit Committee.
Brookfield has a dedicated cybersecurity team lead by the CISO which manages and monitors our data protection, privacy and cybersecurity program. In addition, Brookfield has established a Security Governance Committee, led by the CISO, that is responsible for, among other things, communicating information security status and needs to all stakeholders; overseeing that appropriate communication channels about cybersecurity risk occurs at all levels. The CISO works closely with the Fund’s senior management, legal counsel and external counsel to develop and monitor the Fund’s data protection, privacy and cybersecurity program and policies, including such policies that apply to the Fund. The CISO provides periodic reports to the Audit Committee, which subsequently reports to the Board of Directors about data protection and cybersecurity risks and issues. The CISO has over 20 years of experience in information security, cybersecurity risk management and technology governance.

Item 2. Properties
We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 250 Vesey Street, New York, New York and are provided by the General

Partner and the Manager. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings
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

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Units are offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D. Our Units are not listed or traded on any recognized securities exchange.
Because our Units are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Units may not be sold or transferred (i) except as permitted under the Fund LPA and (ii) unless the Units are registered under applicable securities laws or specifically exempted from registration. Accordingly, an investor must be willing to bear the economic risk of investment in the Units unless and until we accept their redemption or transfer. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Units may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Units and to execute such other instruments or certifications as are reasonably required by us.

Holders
As of February 28, 2026 we had the below number of holders of each outstanding class of Units:

Class	Number of Holders
Class D Units	0
Class I Units	31
Class S Units	93
Distributions

The Fund may declare distributions as authorized by the General Partner, but the Fund does not expect to make distributions on a regular basis. Any distributions the Fund makes are at the discretion of the General Partner, considering factors such as earnings, cash flow, capital needs, taxes and general financial condition and the requirements of applicable law. As a result, the Fund’s distribution rates and payment frequency may vary from time to time. There is no assurance the Fund will pay distributions in any particular amount, if at all. Unitholders of record as of the record date will be eligible for distributions declared. The per Unit amount of distributions on each Class may differ if different Class-specific fees and expenses are deducted from the gross distributions for each Class. See “Part I. Item 1. Business — Distribution Reinvestment Plan.”

Calculation of Net Asset Value
Valuations of the Fund’s assets that are calculated by the General Partner are calculated in good faith in accordance with guidelines prepared in accordance with U.S. generally accepted accounting principles

(“GAAP”) and reviewed by the Fund’s independent accountants. The calculation of the Fund’s NAV for purposes of subscriptions, redemptions, the Management Fee, Performance Participation Allocation, Servicing Fees and other purposes described herein, which is referred to as “Transactional NAV,” shall be made in accordance with the methodology set forth in the NAV Calculation Policy (as defined below), and it may differ in certain respects from the methodology required pursuant to GAAP.
The General Partner calculates NAV as of the last calendar day of each month (a “Valuation Date”), in accordance with the NAV calculation procedures and policies adopted by the Fund (as may be amended from time to time in the General Partner’s sole discretion, subject to consent of the Board with respect to material changes thereto) (the “NAV Calculation Policy”), and such NAV is generally expected to be made available around the 25th business day after the end of such month. Prospective Unitholders will therefore not know the NAV per Unit of their investment until after the investment has been accepted. The timing of Valuation Dates may be modified from time to time by the General Partner in its sole discretion.

The NAV per Unit for each Class will be determined by dividing the total assets of the Fund (i.e., the value of Investments, including Direct Investments, Secondary Investments, Primary Commitments and Public Securities Portfolio, plus cash or other assets, including interest and distributions accrued but not yet received) attributable to such Class, less the value of any liabilities (including accrued expenses, accrued/allocated Management Fee, Performance Participation Allocation (each as defined herein), or Servicing Fees applicable to certain Classes, or distributions) of such Class, by the total number of outstanding Units of such Class. It is expected that Classes of Units will have a different NAV per Unit as a result of different Servicing Fees and other fees charged to different Classes.

For purposes of calculating the Fund’s Transactional NAV (but not for financial reporting purposes), (i) the Expense Support paid by the Manager following the Initial Offering will be recognized as a reduction to NAV in the month the Fund reimburses the Manager for such costs, (ii) Servicing Fees, as applicable, are recognized as a reduction to NAV on a monthly basis as such fees are accrued and (iii) contingent tax liabilities of certain Intermediate Entities that are not expected to be recognized due to the expected structure of the divestment of the associated underlying investment may not be recognized as a reduction to NAV (although tax liabilities of those same Intermediate Entities may be taken into account in determining the fair value of the associated underlying investment). Unless the context requires otherwise, all references in this Annual Report on Form 10-K to NAV when referring to the valuation of Units shall refer to Transactional NAV.

Valuation Policies and Procedures

The Fund will take appropriate measures to fairly and equitably value the Investments in accordance with the valuation procedures and policies adopted by the Fund with respect to the Investments (the “Valuation Policy” and, together with the NAV Calculation Policy, the “Valuation Policies”) for financial reporting purposes in accordance with GAAP, including ASC 820, Fair Value Measurements and Disclosure (“ASC 820”), issued by the Financial Accounting Standards Board. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For other purposes as described herein, the Fund will use Transactional NAV. From time to time, the General Partner may adopt non-material changes to the Fund’s Valuation Policies in its sole discretion and material changes with the consent of the Board.

The Fund may hold assets with different characteristics, including public and private investments, control and minority equity investments and securities with varying rights and preferences, in accordance with the Fund Agreements. The Fund may have different levels of governance, information rights and influence on portfolio companies. The Fund shall determine which valuation methodology or methodologies apply to each Investment based on a variety of facts and circumstances that are subject to change from time to time depending on the relevant Investment.

All determinations of fair value shall be made in accordance with the terms of the Fund LPA and the Valuation Policy and shall be final and binding on the Fund and all Unitholders, their successors and assigns.

Marketable Securities

The fair value of securities which are primarily traded on a securities exchange or quoted on any national automated or international inter dealer quotation system (the “Marketable Securities”) will be the closing price on the applicable date of determination. If market quotations are not readily available or reliable, the fair value will be determined in good faith by the General Partner utilizing alternative valuation methodologies.

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

For Direct Investments which are not Marketable Securities, the General Partner will utilize generally accepted valuation techniques that are consistent with the characteristic of the Direct Investment and market participant assumptions. Generally, the Fund’s Direct Investments will initially be valued at cost; however, to the extent the General Partner does not believe a Direct Investment’s cost reflects the current market value, the General Partner may adjust such valuation in accordance with the Valuation Policy. The month-end process will have different procedures than the quarter-end process. For monthly valuations made between quarterly determinations (as described below), the General Partner will monitor investments for material changes to fair value and will make adjustments to fair value provided that a material change has occurred and is quantifiable. Monthly valuations will consider the key factors that typically drive valuation changes including macroeconomic and industry conditions, potential transactions and external indications of value, performance, outlook and any cash flow activity related to the investment.

The General Partner will generally select a primary valuation approach (usually the income / Discounted Cash Flow (“DCF”) approach) and then use one or more secondary approaches (e.g., guideline public companies, precedent M&A transactions, external valuation indications) to assess the reasonableness of the conclusion from the primary approach. The DCF analysis takes the present value of projected cash flows of the business including the terminal cash flow. Guideline public companies methodology applies a multiple to relevant financial metric(s) by observing comparable valuation multiples of similar companies that trade on a public exchange. Precedent M&A transactions methodology applies a multiple to relevant financial metric(s) by observing comparable valuation multiples of precedent control transactions. The external valuation indications methodology is used when potential buyers of portfolio companies engage the Fund in discussions to acquire specific companies and are highly contextual. The General Partner will evaluate the use of each approach considering the different characteristics of each Investment and selecting an approach is primarily linked to the quality of the data used in each valuation technique, as well as industry best practices. In the absence of an external indication of value, the General Partner generally expects to equally weight valuation approaches when multiple techniques are utilized. However, such weighting, as well as the blend of approaches, will depend on a variety of facts and circumstances and shall be subject to change from time to time depending on the applicable asset. The General Partner also considers other factors including macroeconomic and industry conditions, potential transactions and external indications of value, performance, outlook and any cash flow activity related to the Investment.

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

Non-Marketable Securities—Investments in Target Funds

The General Partner will generally select a valuation approach, taking into consideration factors such as general economic and market conditions, industry information and assumptions, availability of information and other factors deemed relevant. Brookfield expects that the Fund’s Secondary Investments in the Brookfield Accounts and Third-Party Pooled Investment Vehicles (as defined below) (collectively, the “Target Funds”) and any Primary Commitments thereto will generally be valued based on the latest net asset value reported or provided by such investment fund’s investment advisor or investment manager (each, a “Target Fund Sponsor”). For this reason, the General Partner typically expects to apply one or more adjustments to the valuations received from a Target Fund, which would include adjustments for cash flows received from or distributed to the

Target Fund Sponsor after the date of the most recently reported Target Fund net asset value, specifically, (i) adding the nominal amount of investment related capital calls and (ii) deducting the nominal amount of investment related distributions from the net asset value as reported by the Target Fund Sponsor. In addition, the General Partner may further adjust the Target Fund’s net asset value for any changes in market prices for public securities held by the Target Fund and may also apply a potential market adjustment to reflect the estimated change in fair value of the Target Fund’s non-public unrealized investments from the date of the last reported Target Fund net asset value to the date that the Fund’s NAV is being calculated. There can be no assurance that these adjustments will improve the accuracy of these valuations.

Any data provided by a Target Fund will be subject to revision through the end of each Target Fund’s annual audit. The Fund will use the latest information available from each Target Fund at the time of each subscription or redemption transaction and in certain cases a change to a Target Fund’s net asset value relating to prior periods as a result of an annual audit may differ materially from the information used in those prior period subscription or redemption transactions.
Independent Valuation Advisor
The Fund will retain an independent valuation advisor (the “Independent Valuation Advisor”) to perform reviews with respect to each private investment, as part of its overall valuation process, no less frequently than annually. In the months when such a valuation is not based on a review, the Independent Valuation Advisor will provide the Fund positive assurance regarding the reasonableness of such valuation as of the Valuation Date. The Independent Valuation Advisor will receive the benefit of indemnification from the Fund and will be paid fees and have various costs reimbursed by the Fund.

The Independent Valuation Advisor will discharge its responsibilities in accordance with the Valuation Policy. The Fund may engage additional independent valuation advisors in the future as the Fund’s portfolio grows. While the Independent Valuation Advisor is responsible for reviewing valuations, the Independent Valuation Advisor is not responsible for, and does not determine, the fair value of the Fund’s Investments and does not calculate the Fund’s NAV, which is ultimately the General Partner’s responsibility. The Independent Valuation Advisor may be replaced at any time by the General Partner.

The General Partner and its affiliates act as investment advisers to other clients that may invest in the same securities as the Fund. Valuation determinations by the General Partner or its affiliates for other clients may result in different values than those ascribed to the same security owned by the Fund.
Suspension of NAV
The General Partner may, but is not obligated to, suspend the determination of NAV and/or the Fund’s offering and/or redemptions where (i) the circumstances so require and (ii) the suspension is reasonably deemed to be in the best interests of Unitholders. The General Partner will notify Unitholders of any such suspension. No Units will be issued or redeemed during such suspension period.

See “Part I. Item 1A. Risk Factors—Risks Associated with an Investment in the Fund—Valuation Risk” for more information on valuation.
Unregistered Sales of Equity Securities
All sales of unregistered securities during the year ended December 31, 2025 were previously disclosed.

Unit Redemptions
During the period ended December 31, 2025, 2,302,314 Class B-1 Units were redeemed by Brookfield Investors for $54.6 million pursuant to the redemption arrangement for Class B-1 Units held by Brookfield Investors. For more information, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” and “Note 5. Net Assets—Redemption of Class B-1 Units” in the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K.

There have been no redemptions of Units that are registered under Section 12 of the Exchange Act for the year ended December 31, 2025.

Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. This discussion should be read in conjunction with the “Forward-Looking Statements” in this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements of Brookfield Private Equity Fund LP included within this Annual Report on Form 10-K.
In this Annual Report on Form 10-K, references to the "Fund," "BPE," "we," "us" or "our" refer to Brookfield Private Equity Fund LP and its subsidiaries unless the context specifically requires otherwise.
Overview
The Fund is a Delaware limited partnership formed on May 21, 2025, and is a private fund exempt from registration under Section 3(c)(7) of the U.S. Investment Company Act of 1940, as amended. The Fund was established to provide access to Brookfield’s global private equity platform, which seeks to invest in high-quality businesses where it expects to utilize an operationally focused approach to seek to enhance performance and cash flows.
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
The Fund will generally seek to invest 80-85% of its total assets in investments in companies and private assets (“Direct Investments"), secondary market purchases of existing investments in other Brookfield Accounts or funds managed by third-party managers (“Secondary Investments") and capital commitments to investment funds managed by Brookfield or third-party managers (“Primary Commitments") and 15-20% of its total assets in a public securities portfolio. While the Fund is not limited by geography or sector, the Fund expects to primarily invest in North America and Europe, with a focus on industrials and business services. Investments may be made alongside other Brookfield Accounts, including co-investments vehicles, strategy-specific funds, and proprietary structures, and the Fund may also pursue stand-alone investments of such companies. Initially, subscriptions received will primarily be used for monthly redemptions of Class B-1 Units and not used to make public securities investments.
Recent Developments
As of December 31, 2025, BPE’s portfolio consists of 9 closed investments and one future signed commitment, with an aggregate value of $784 million. While the reporting period represents only the Fund’s initial months of operation, we expect the portfolio to continue to develop and to reflect the type of essential, market-leading businesses that have historically demonstrated resilience across market cycles and can contribute to meaningful long-term capital appreciation, particularly amid ongoing macroeconomic and geopolitical uncertainty.

Following several years of adjustment to a higher cost of capital, we believe that private equity markets are beginning to reaccelerate. While financing markets continued to show signs of strength and deal activity gradually improved, exit markets remained selective. At the same time, liquidity needs across sponsors and portfolio companies caused what we believe to be high-quality businesses to be brought up to market under more pragmatic circumstances. Therefore, there may be attractive opportunities for well-capitalized investors to transact with discipline and generate returns through operating improvements, focusing on margin expansion, cost efficiency, commercial execution and working capital optimization. We believe these trends position BPE well, building on Brookfield’s investment objectives of driving sustainable value creation through operational transformations.

Performance Summary
On December 1, 2025, the Fund held its first monthly closing for Units from third-party investors. The Fund delivered positive performance across all classes of Units in the first period of performance following its launch. The Fund issued $12.5 million of Class I, Class S and Class B-2 Units for subscriptions received in the Fund and $5.0 million of Class I Units to the Feeder for subscriptions received in the Feeder. Performance during the period was primarily supported by resilient operating fundamentals across the seed portfolio and the continued execution of operational value creation initiatives.

Class	Inception Date	Inception to Date Total Return (i,ii)
Class I Units	12/1/2025	0.81%
Class S Units	12/1/2025	0.74%
Class D Units	N/A	—%
Class B-1 Units	9/29/2025	1.60%
Class B-2 Units	12/1/2025	0.93%
i) Returns shown are unannualized returns and reflect the percentage change in the Transactional NAV per unit from the inception date of the applicable Class, plus the amount of any distribution per unit declared in the period for which there were none in 2025. Returns shown are reflective of each unit class and not of an individual investor. The Fund believes total return is a useful measure of overall investment performance of our Units.
ii) Inception to Date Total Return for Class B-1 Units includes the impact of returns since July 2025, when Seed Investments (as defined below) were transferred. Class B-1 Units are held by Brookfield Investors (as defined below).
Investment Portfolio
As of December 31, 2025, the Fund’s portfolio consists of nine closed investments, (the "Seed Investments"), that were transferred to the Fund on July 3 and 4, 2025, for an aggregate purchase price of approximately $769.5 million, with a year-end aggregate fair value of $779.4 million, comprised of:

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

In July 2025, Brookfield and certain of its subsidiaries, affiliated entities and related parties (collectively, “Brookfield Investors”) entered into a series of Purchase and Sale Agreements with the Fund, whereby the Fund agreed to issue 30,780,788 Class B-1 Units to such Brookfield Investors in exchange for the completed sale and transfer of the nine Seed Investments, with an aggregated purchase price of approximately $769.5 million. In connection with such sale, the Brookfield Investors agreed that, subject to certain conditions, the Class B-1 Units would be redeemed at a discount to NAV. For more information see "Item 1. Business - Redemption Arrangement for Class B-1 Units held by Brookfield Investors."

Pursuant to the redemption arrangement for the Class B-1 Units, during the first eighteen (18) months following the Initial Offering Date, which took place on December 1, 2025, the redemption price per Class B-1 Unit for redemptions by the Brookfield Investors takes into account a blended discount to the net asset value of the Seed Investments. This blended discount is determined based on the weighted average of individualized discount rates associated with each of the Seed Investments at the time of redemption. Class B-1 Units are held by Brookfield Investors. The redemption price is determined in accordance with the terms of the arrangement described in "Note 5 - Net Assets - Redemption of Class B-1 Units" in the "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-K.

As of December 31, 2025, a total of $54.6 million of Class B-1 Unit redemptions, net of the blended discount, were effective and due to affiliates, comprised of $17.5 million of Class B‑1 Units redeemed on November 30, 2025 and $37.1 million of Class B‑1 Units redeemed as of December 31, 2025. Based on the net asset values of the Seed Investments as of November 30, 2025 and December 31, 2025, the resulting blended discount applied in connection with such redemptions were, in each case, in excess of 6%. For additional information, refer to "Note 5 - Net Assets - Redemption of Class B-1 Units" in the "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-K.
The charts below present the diversification of the Fund’s composition of investments by geography, sector and investment type based on the fair value of the investments as of December 31, 2025. Business services includes technology services and infrastructure services.

Results of Operations
We commenced investment activity in July 2025 with the transfer of the Seed Investments from the Brookfield Investors and have a limited operating history. From inception of the Fund on May 21, 2025 ("Inception") through November 30, 2025, we had not yet accepted third-party investors and were focused on fund formation and preparation for fundraising. The first third-party investors subscribed for Units on December 1, 2025. Our key financial measures and the results of operations are discussed below:
Investment Income and Gain (Loss) on Investments and Derivative Instruments
The Fund generates revenues primarily from our investments, including dividends, distributions and capital appreciation on our Direct Investments, Secondary Investments and Primary Commitments. To a lesser extent, we also plan to generate revenue in the form of interest and dividend income from our investments in a public securities portfolio or cash held in operating cash accounts, which may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.
For the period from July 3, 2025 to December 31, 2025, the Fund recognized $11.0 million in Net Change in Unrealized Gains (Losses) on Investments and Derivative Instruments, mainly driven by an increase of $9.9 million of unrealized gain on investments due to increases in investment fair values, and $1.1 million of unrealized gain on derivative contracts.
For the period from July 3, 2025 to December 31, 2025, the Fund did not dispose of any investments and, consequently, did not recognize any realized gains or losses. Additionally, the Fund did not earn dividend income during the period and no distributions were declared or paid by the Fund’s portfolio companies during the period.
Expenses
For the period from Inception to December 31, 2025, the Fund incurred $6.8 million in total expenses, comprised of Organizational Expenses of $4.0 million, $2.5 million of Professional Fees, $0.2 million of Directors' Fees, $0.02 million of Performance Participation Allocation (as defined in Note 6. "Related Party Transactions" in the "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-K), and $0.02 million of Administration Fees (as defined in Note 6. “Related Party Transactions" in the "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-K) paid to a Brookfield affiliate, BOWS Administrator LLC. Professional Fees of $2.5 million are primarily comprised of audit, tax compliance, legal costs, regulatory filing fees, expenses incurred, charged or specifically attributed or allocated by the General Partner or the Investment Manager in performing administrative and/or accounting services for BPE, and fund administration fees.
The Manager has agreed to waive the Management Fees (as defined in Note 6. “Related Party Transactions" in the "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-K) for a period of twelve months from the Initial Offering Date. For the period from Inception to December 31, 2025 the Fund accrued one month of Management Fees for December 2025, totaling $0.02 million. These fees were fully waived by the Manager and are presented as Management Fees Waived in the Consolidated Statement of Operations.
The Manager has agreed, at its discretion, to advance all or a portion of the Organizational Expenses and other fund expenses to be borne by the Fund through the first anniversary of the Initial Offering Date (the date on which the Fund first accepts third-party investors). The Fund may reimburse the Manager for all such advanced expenses ratably over the sixty months following the first anniversary of the Initial Offering Date. For the period from Inception to December 31, 2025, the Manager agreed to absorb $1.7 million of Organizational Expenses it had advanced on behalf of the Fund, such that the total expenses borne by the Fund (excluding servicing fees, Management Fees, Performance Participation Allocation, taxes, and other excluded items) did not exceed 0.70% of the Fund's net assets annualized as of the end of each calendar month. As of December 31, 2025, the Fund recorded $1.7 million in Due from Affiliates related to expenses absorbed by the Manager, which are subject to possible future recoupment, and $6.7 million in Due to Affiliates related to amounts paid by the Manager on behalf of the Fund.

Provision for Taxes
For the period from July 3, 2025 to December 31, 2025, the Fund recognized $16.6 million in Deferred Tax Liabilities, Net in connection with certain intermediate entities which the General Partner reasonably expects will not be realized upon divestment of the underlying investment. As such, they are not reflected in the Transactional NAV. The Fund recognized $15.4 million of these Deferred Tax Liabilities, Net as a capital unit transaction resulting from the initial contribution of Investments on July 3 and 4, 2025. The Fund recognized the change in Deferred Tax Liabilities, Net of $1.2 million from July 3, 2025 to December 31, 2025 within Provision for Taxes on the Consolidated Statement of Operations relating to changes in the fair value of the investment.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the period from July 3, 2025 to December 31, 2025, the net increase in net assets resulting from operations was $4.8 million, primarily due to the increase in the fair value of investments and derivative instruments of $11.0 million, offset by $5.0 million of fund expenses (net of the expense support) comprised primarily of organizational and professional fees and $1.2 million of a deferred tax expense.
Financial Condition, Liquidity and Capital Resources
The Fund generates cash primarily from (i) the net proceeds of our continuous Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.
Our primary use of cash will be for (i) making Investments, (ii) the cost of operations (including the Management Fee, Performance Participation Allocation and other fund expenses), (iii) debt service of any borrowings, (iv) periodic redemptions of Brookfield Units and Investor Units (see “Note 5 – Net Assets” in the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K), and (v) cash distributions, if any, to the holders of our Units.
As of December 31, 2025, the Fund had $17.5 million in Cash, which represents cash received from subscriptions by third-party investors held in an operating cash account. During the year ended December 31, 2025, Net Cash (Used in) Provided by Operating Activities was $nil. Net Cash (Used in) Provided by Financing Activities was $17.5 million, which reflects proceeds from the issuance of Units on December 1, 2025. These subscription proceeds will be fully utilized towards the redemption of B-1 Units to Brookfield Investors.
The Fund also holds foreign currency forward contracts to hedge against foreign exchange risk associated with non-U.S. dollar denominated investments. As of December 31, 2025, the Fund recognized derivative assets with a fair value of $1.1 million.
Contractual Obligations and Commitments
For contractual obligations and commitments extending beyond December 31, 2025, see “Note 7 - Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” in "Part II. Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K.
Transactional Net Asset Value
The Net Asset Value for each Class of Units for purposes of the subscription and redemption of Units, which is referred to as “Transactional NAV” (but not for financial reporting purposes) is determined, in accordance with the Fund's valuation policy by dividing the month end total assets of the Fund (i.e., the value of Investments, including Direct Investments, Secondary Investments, Primary Commitments and Public Securities Portfolio, plus cash or other assets, including interest and distributions accrued but not yet received) attributable to such Class, less the value of any liabilities (including accrued expenses, accrued/allocated management fee, Performance Participation Allocation (as defined herein) or servicing fees applicable to certain Classes, or distributions) of such Class, by the total number of outstanding Units of such Class. It is expected that Classes of Units will have a different Transactional NAV per unit as a result of different servicing fees and other fees charged to different Classes.
Organizational Expenses, offering expenses and/or fund expenses advanced on the Fund’s behalf by the Manager will be recognized as a reduction to the Fund’s Transactional NAV ratably over 60 months beginning on December 1, 2026 (one year after the Initial Offering Date), and Unitholder servicing fees, as applicable, are recognized as a reduction to the Fund’s Transactional NAV on a monthly basis as such fees are accrued. Certain contingent tax liabilities may not be recognized as a reduction to the Fund’s Transactional NAV if the General Partner reasonably expects such liabilities will not be recognized upon divestment of the underlying investment.
Subject to certain conditions, Class B‑1 Units may be redeemed on the last day of each calendar month at its Transactional NAV net of a blended discount during the 18‑month period following the Initial Offering Date, with the benefit of such discount applied ratably to all Unit Classes at the beginning of the following month. Accordingly, for purposes of the Fund's Transactional NAV for this month and similarly in future periods, redemptions of Class B-1 Units and the associated discount on December 31, 2025 are not reflected in the Transactional NAV as at December 31, 2025, and will be recognized on January 1, 2026.
The following table provides the details of the major components of the Fund's Transactional NAV as at December 31, 2025:

Components of Transactional NAV	December 31, 2025 (a)
Investments at Fair Value	$779,427
Cash and Cash Equivalents	17,534
Derivative Assets at Fair Value	1,070
Interest Receivable	55
Performance Participation Allocation Payable	(20)
Servicing Fees Payable (b)	(7)
Class B-1 Redemptions Payable to Affiliates (c)	(17,534)
Transactional NAV	$780,525
(a) Dollars in thousands
(b) Servicing fees are recognized as a reduction to Transactional NAV on a monthly basis as such fees are accrued. For GAAP NAV purposes, the Fund’s cost of unitholder servicing fees are accrued, as applicable, for the estimated life of the Units as an offering cost at the time Class S and Class D Units are issued. No Class D Units have been issued as of December 31, 2025.
(c) Redemptions of Class B-1 Units for November 30, 2025. Class B-1 Units are held by Brookfield Investors.
The Transactional NAV and Transactional NAV per Unit for each Class of the Fund as of December 31, 2025 was as follows:

	December 31, 2025
	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units	Total
Transactional NAV (a)	$7,349	$10,029	$—	$762,854	$293	$780,525
Number of Outstanding Units	291,600	398,100	—	30,037,145	11,600	30,738,445
Transactional NAV per Unit	$25.20	$25.19	$—	$25.40	$25.23
(a) Dollars in thousands

Reconciliation of GAAP NAV to Transactional NAV
The following table reconciles the Fund’s GAAP NAV to the Fund’s Transactional NAV as of December 31, 2025.

December 31, 2025 (a)
GAAP NAV	$719,157
Adjustments:
Organizational Expenses and/or Fund expenses (b)	5,024
Servicing Fees Payable (c)	165
Class B-1 Redemption Discount Payable (d)	2,541
Deferred Tax Liabilities, Net of certain taxable intermediate entities (e)	16,596
Redemption of Class B-1 Units (d)	37,042
Transactional NAV	$780,525
(a) Dollars in thousands
(b) Represents an adjustment to reflect the recognition of organizational, offering, and certain other fund expenses ratably over the 60-month reimbursement period following the first anniversary of the Initial Offering Date, net of expenses absorbed by the Manager.
(c) Represents an adjustment to reflect servicing fees for Class S Units accrued for the estimated life of the Units, net of servicing fees incurred during the year ended December 31, 2025.
(d) Represents Class B-1 Unit redemptions effective as of December 31, 2025 and the associated discount on December 31, 2025 not reflected in the December Transactional NAV, which will be reflected in the January Transactional NAV.
(e) Represents an adjustment to exclude tax liabilities of certain intermediate entities that the General Partner reasonably expects will not be realized upon divestment of the underlying investment.
Critical Accounting Estimates
The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") involves significant judgments and assumptions and requires estimates and matters that are inherently uncertain. These judgements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting periods.
With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgements, estimates and assumptions.
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
Oversight Process on Fair Value
Due to the importance of fair value throughout the Fund's audited consolidated financial statements and the significant judgment required to be applied in arriving at those fair values, the Fund’s valuation process includes monthly positive assurance reviews and annual comprehensive reviews conducted by a qualified independent valuation advisor. The Fund maintains procedures for monitoring significant events that may affect fair value. All valuation policies and procedures are subject to periodic review and update by the General Partner and the BPE oversight group to ensure ongoing reliability and compliance with industry standards.

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

Servicing Fees
Pursuant to the Dealer-Manager Agreement entered into between the Fund, the Feeder and the Dealer-Manager, the Fund pays the Dealer-Manager a servicing fee in the amount of (a) 0.85% per annum of the aggregate NAV for the Class S Units and (b) 0.25% per annum of the aggregate NAV for the Class D Units, in each case payable monthly. No servicing fees will be payable with respect to Class I Units or Brookfield Units. The servicing fee will be payable to the Dealer-Manager, but the Dealer-Manager anticipates that all or a portion of the servicing fee will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries. Any amounts allocated in accordance with the foregoing sentence will compensate such participating brokers or other financial intermediaries for reporting, administrative and other services provided to a Unitholder by such participating brokers or other financial intermediaries, as applicable.
The Fund accrues the cost of the servicing fees for the estimated life of its Units as an offering cost at the time it sells Class S Units and Class D Units. The calculation of the estimated amount of servicing fees to be paid in future periods includes significant estimates including the estimated life of the Units held by a Unitholder and judgments including market expectations. Servicing Fees Payable as of December 31, 2025 is $0.2 million.
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
Recent Accounting Pronouncements
See “Note 2 – Summary of Significant Accounting Policies” in the "Notes to Consolidated Financial Statements" to our audited financial statements in “Part II. Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Fund is subject to financial market risks, including changes in fair values, foreign exchange, and interest rates. The Fund plans to invest primarily in Investments. Many of our Investments will not have a readily available market price, and we will value these Investments at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board in accordance with the Fund’s Valuation Policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.
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
Based on the fair value of the portfolio companies and private debt investments as of December 31, 2025, the Fund estimates that a 10% decline in the fair value of such investments would result in a decline in the Net Change in Unrealized Gain (Loss) on Investments of $77.9 million.
Exchange Rate Risks
The Fund holds investments that are denominated in non-U.S. currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The Fund manages exposures to investments in foreign currencies by hedging such risks. As of December 31, 2025, the Fund held foreign currency forward contracts to hedge a change in exchange rates against the U.S. dollar. We estimate that as of December 31, 2025, a 10% decline in the rate of exchange of all foreign currencies against U.S. dollar would result in a decline in the Net Change in Unrealized Gains (Losses) on Investments and Derivative Instruments of $0.1 million.
Interest Rate Risks
The Fund holds private debt investments that are exposed to interest rate risks and the Fund may utilize a wide variety of derivative instruments to manage such risks. As of December 31, 2025, the Fund has not entered into any derivative instruments or other arrangements to hedge an increase in interest rates.
In the event interest rates rise, the assumed cost of capital for portfolio companies would likely increase under the discounted cash flow analysis, which could negatively impact such investment’s valuations. These impacts could be substantial depending upon the magnitude of the change in interest rates and the length of time such rates remain elevated and may, in certain cases, offset positive increases in fair value changes on other investments. Further, increases in interest rates may over time result in lower valuations of certain debt investments whose interest rates are not variable and increased interest expense on borrowings outstanding under credit facilities that decrease Net Change in Unrealized Gain (Loss) on Investments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Unitholders and the Board of Directors of Brookfield Private Equity Fund LP

Opinion on the Financial Statements
We have audited the accompanying consolidated statement of assets and liabilities of Brookfield Private Equity Fund LP (the “Fund”) as of December 31, 2025, including the condensed consolidated schedule of investments as of December 31, 2025, the related consolidated statement of operations, changes in net assets and cash flows for the period from May 21, 2025 (inception) to December 31, 2025, and the related notes (collectively referred to as the “financial statements”).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2025, and the results of its operations, its changes in net assets and cash flows for the period from May 21, 2025 (inception) to December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE LLP

Chartered Professional Accountants
Licensed Public Accountants
Toronto, Canada
March 27, 2026

We have served as the Fund’s auditor since 2025.

Brookfield Private Equity Fund LP
Consolidated Statement of Assets and Liabilities
(Dollars in thousands except Units)

December 31, 2025
Assets
Investments at Fair Value (Cost $769,520)	$779,427
Cash	17,534
Derivative Assets at Fair Value	1,070
Due from Affiliates	1,704
Interest Receivable	55
Total Assets	$799,790

Liabilities
Due to Affiliates	$6,728
Class B-1 Redemptions Payable to Affiliates	54,576
Class B-1 Redemption Discount Payable	2,541
Performance Participation Allocation Payable	20
Servicing Fees Payable	172
Deferred Tax Liabilities, Net	16,596
Total Liabilities	$80,633

Commitments and Contingencies (Note 7)

Net Assets
Limited Partnership Unit - Class I Units, unlimited Units authorized (291,600 Units issued and outstanding as of December 31, 2025)	$7,346
Limited Partnership Unit - Class S Units, unlimited Units authorized (398,100 Units issued and outstanding as of December 31, 2025)	9,859
Limited Partnership Unit - Class B-1 Units, unlimited Units authorized (28,478,474 Units issued and outstanding as of December 31, 2025)	701,659
Limited Partnership Unit - Class B-2 Units, unlimited Units authorized (11,600 Units issued and outstanding as of December 31, 2025)	293
Total Net Assets	$719,157
Total Liabilities and Net Assets	$799,790
See accompanying notes to the Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Consolidated Statement of Operations
(Dollars in thousands)

May 21, 2025 (Inception) to December 31, 2025
Income
Investment Income	$—
Other Income	55
Total Income	55
Expenses
Organizational Expenses	3,966
Professional Fees	2,506
Directors' Fees	236
Performance Participation Allocation	20
Administration Fees	20
Management Fees	18
Total Expenses	$6,766
Management Fees Waived	(18)
Expense Support	(1,704)
Net Expenses	$5,044
Net Investment Income (Loss) Before Provision for Taxes	(4,989)
Provision for Taxes	(1,164)
Net Investment Income (Loss)	$(6,153)
Net Change in Unrealized Gains (Losses)
Net Change in Unrealized Gain (Loss) on Investments	9,907
Net Change in Unrealized Gain (Loss) on Derivative Instruments	1,070
Net Change in Unrealized Gains (Losses) on Investments and Derivative Instruments	10,977
Net Increase (Decrease) in Net Assets Resulting from Operations	$4,824
See accompanying notes to the Consolidated Financial Statements

Brookfield Private Equity Fund LP
Consolidated Statement of Changes in Net Assets
(Dollars in thousands)

	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units	Total Net Assets(i)
Net Assets at May 21, 2025 (Inception)	$—	$—	$—	$—	$—	$—
Operations
Net Investment Income (Loss)	$(11)	$(16)	$—	$(6,126)	$—	$(6,153)
Net Change in Unrealized Gains (Losses) on Investments and Derivative Instruments	56	77	—	10,842	2	10,977
Net Increase (Decrease) in Net Assets Resulting from Operations	45	61	—	4,716	2	4,824
Capital Unit Transactions
Contribution of Investments	—	—	—	769,520	—	769,520
Deferred Tax Liability on Contributed Investment	—	—	—	(15,432)	—	(15,432)
Proceeds from Units Issued	7,290	9,954	—	—	290	17,534
Accrued Servicing Fees	—	(172)	—	—	—	(172)
Contributions for Units Issued	7,290	9,782	—	754,088	290	771,450
Redemption of Units	—	—	—	(58,298)	—	(58,298)
Allocation of Redemption Discount	11	16	—	1,153	1	1,181
Net Assets at December 31, 2025	$7,346	$9,859	$—	$701,659	$293	$719,157
(i) Includes $0.1 attributable to General Partner interest.
See accompanying notes to the Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Consolidated Statement of Cash Flows
(Dollars in thousands)

May 21, 2025 (Inception) to December 31, 2025
Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$4,824
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net Change in Unrealized (Gain) Loss on Investments	(9,907)
Net Change in Unrealized (Gain) Loss on Derivative Instruments	(1,070)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	(55)
Decrease (Increase) in Due from Affiliates	(1,704)
Increase (Decrease) in Deferred Tax Liabilities, Net	1,164
Increase (Decrease) in Due to Affiliates	6,728
Increase (Decrease) in Performance Participation Allocation Payable	20
Net Cash (Used in) Provided by Operating Activities	$—

Financing Activities
Proceeds from Issuance of Units	17,534
Net Cash (Used in) Provided by Financing Activities	$17,534

Cash
Net Increase (Decrease) in Cash During the Period	17,534
Cash, Beginning of Period	—
Cash, End of Period	$17,534

Supplemental Disclosure of Non-Cash Financing Activities:
Accrued Servicing Fees	$(172)
Class B-1 Redemptions and Discount Payable to Affiliates	$(57,117)
Units Issued in Exchange for Investments	769,520
See accompanying notes to the Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Condensed Consolidated Schedule of Investments as of December 31, 2025
(Dollars In thousands)

Name of Investments	Geography	Fair Value	Fair Value as a Percentage of Net Assets (v)
Portfolio Companies (i)
Business Services
Scientific Games Holdings LP (91,631,532 common shares)	North America	$156,932	19.7%
Nielsen (112,548 preferred shares)	North America	143,423	18.0%
CDK Global II LLC (8,080,598 common shares (Class A))	North America	134,448	16.8%
Brand Industrial Holdings Inc. (730,626 common shares)	North America	53,497	6.7%
Other Investments in Portfolio Companies (ii)	North America	39,238	4.9%
Other Investments in Portfolio Companies (ii)	Rest of World	33,607	4.2%
Total Business Services		561,145
Industrials
DexKo Global Inc. (882 common shares)	North America	142,162	17.8%
Cupa Finance, S.L (1,075,152 common shares, 36,627,151 preferred shares)	Europe	56,364	7.1%
Total Industrials		198,526
Total Portfolio Companies (Cost: North America: $664,208, Europe: $58,129, Rest of World: $29,366) (iii)		$759,671
Private Debt
Other Investments in Debt (ii)(iv)	North America	19,756	2.5%
Total Debt (Cost: North America: $17,817) (iii)		$19,756
Total Investments		$779,427
Cash
Cash		17,534	2.2%
Total Cash		$17,534
Derivative Instruments
Foreign Currency Contracts		1,070	0.1%
Total Derivative Instruments		$1,070
Total Investments, Cash and Derivative Instruments		$798,031	100.0%
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
The Fund has been structured as a perpetual vehicle, with monthly, fully funded subscriptions and quarterly redemptions. The Fund commenced investment operations and activities on July 3 and 4, 2025, when initial investments were transferred to the Fund from Brookfield, each a “Seed Investment”. In exchange, Brookfield received an entitlement to Class B-1 Units in the Fund, which were then issued on September 29, 2025. From Inception of the Fund through November 30, 2025, the Fund had not received any third-party subscriptions and was focused on formation and preparation for fundraising prior to accepting third-party investors. On December 1, 2025, the Fund accepted its first subscriptions from third-party investors.
Brookfield Private Equity TE Feeder Fund LP (the “Feeder”), a Delaware limited partnership, is expected to invest all or substantially all of its assets in one or more entities treated as a corporation for U.S. federal income tax purposes (a “Corporation”) which, in turn, intend to invest in all or substantially all of their assets in the Fund. The Feeder was established for certain investors with particular tax characteristics, such as tax‐exempt investors and certain non‐U.S. investors. On December 1, 2025, the Feeder accepted its first subscriptions from third-party investors which were used to subscribe for Class I Units of the Fund.
The Fund invests all or substantially all of its assets through its investment in BPEF US Aggregator (ON) LP (together with its consolidated subsidiaries, collectively referred to as the “Aggregator”). The Aggregator has the same investment objectives as the Fund and has been set up to aggregate all or substantially all of the Fund’s investments. As a consolidated controlled subsidiary of the Fund, the Aggregator’s results are included in the consolidated financial statements of the Fund.
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

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Fund is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services‐Investment Companies (“ASC 946”). Accordingly, investments are measured at fair value in the Consolidated Statement of Assets and Liabilities, with changes in fair value recognized as Net Change in Unrealized Gain (Loss) on Investments and Net Realized Gain (Loss) on Investments in the Consolidated Statement of Operations.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic environment, financial markets, creditworthiness of our portfolio companies, and any other parameters used in determining these estimates could cause actual results to differ materially. Such estimates include those used in the valuation of the Fund’s investments and financial instruments and the measurement of deferred tax balances. Actual results could differ from those estimates.
Principles of Consolidation
In accordance with ASC 946, the Fund, as an investment company, generally does not consolidate subsidiaries unless it holds a controlling financial interest in another investment company or in an operating company whose sole business is to provide services to the Fund. A controlling financial interest is defined as (a) the power to direct the activities of the investment company that most significantly impact the Fund’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the Fund. In instances where the Fund wholly owns another investment company, this would constitute a controlling interest, and consolidation would be appropriate. For non‐wholly owned interests in investment companies, the Fund assesses the nature of the investment structure and considers its interests in and governance rights over the investment company to determine whether it holds a controlling financial interest. This analysis requires significant judgment.
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

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Fair Value of Investments and Financial Instruments
ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment, the characteristics specific to the investment, and the state of the marketplace. Investments with readily available, actively quoted prices, or for which fair value can be measured from actively quoted prices, generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Investments measured and reported at fair value are classified and disclosed in one of the following categories:
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
The Fund determines the fair value of its investments using the best information available under the circumstances, incorporating its own assumptions, including those market participants would likely use. This process involves a significant degree of judgment and considers both internal and external factors, including appropriate risk adjustments for non-performance and liquidity. Additional considerations include macroeconomic and industry conditions, potential transactions, external indications of value, investment performance, outlook, and related cash flow activity. In the absence of observable market prices, the Fund may use multiple valuation techniques and, where no external indication of value exists, may apply equal weighting across approaches. The selection and weighing of valuation methods may vary depending on specific facts and circumstances and shall be subject to change from time to time depending on the applicable asset. The values estimated by the Fund may differ significantly from values that would have been used had a readily available market for the investments existed and the differences could be material to the consolidated financial statements.
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

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
period of time after an acquisition as the best measure of fair value in the absence of any conditions or circumstances that would indicate otherwise.
In determining the fair value of portfolio companies under this approach, the Fund makes assumptions over a projection period regarding unobservable inputs such as revenues, operating income, capital expenditures, income taxes, working capital needs and the terminal value and exit multiple of the investee company, among other assumptions. The Fund discounts those projected cash flows by deriving a discount rate based on a capital structure similar to that of a market participant using observable inputs such as the rate of return available in the market on an investment free of default risk, an equity risk premium to reflect the additional risk of a market portfolio of equity instruments over risk‐free instruments, beta as a measure of risk based on share price correlation to the market, and equity and debt‐to‐capital ratios of companies deemed comparable to the portfolio company.
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
Cash and Cash Equivalents
Cash represents cash held in banks. Cash equivalents represent short‐term, highly liquid investments with original maturities of three months or less. Interest income earned from cash held in operating accounts is reported as Other Income in the Consolidated Statement of Operations.
Foreign Currency
Assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the reporting date. Transactions denominated in foreign currencies, including purchases and sales of investments and income and expenses, are translated into U.S. dollar amounts on the date of those transactions. The Fund’s investments may be denominated in foreign currencies and thus, are subject to foreign currency exchange rate fluctuations. Adjustments arising from foreign currency transactions and translation of assets and liabilities denominated in foreign currencies are reflected in the Consolidated Statement of Operations.
The Fund does not separately report the effect of changes in foreign exchange rates on investments from changes in the fair values of those investments. Accordingly, such effects are included in Net Realized Gain (Loss) on Investments and Net Change in Unrealized Gain (Loss) on Investments in the Consolidated Statement of Operations.
Segment Reporting
The Fund operates through a single reportable segment. The chief operating decision maker (the “CODM”) is the Fund’s Chief Executive Officer. The CODM assesses the performance of, allocates resources and makes operating decisions for the Fund primarily based on the Fund’s Net Increase (Decrease) in Net Assets Resulting from Operations as reported in the Consolidated Statement of Operations. Reportable

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
segment assets are reflected on the accompanying Consolidated Statement of Assets and Liabilities as Total Assets and reportable segment significant expenses reviewed by the CODM are listed on the accompanying Consolidated Statement of Operations.
Net Realized and Unrealized Gain (Loss) on Investments
The Fund recognizes Net Realized Gain (Loss) on Investments when transacted by the Fund. Without regard to unrealized gains or losses previously recognized, Net Realized Gain (Loss) on Investments are measured as the difference between the net proceeds from the sale, repayment or disposal of an asset and the adjusted cost basis of the asset.
Net Change in Unrealized Gain (Loss) on Investments is the change in fair value of the Fund's underlying investments during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized.
Derivative Instruments
The Fund recognizes derivative instruments as assets or liabilities at fair value in its Consolidated Statement of Assets and Liabilities as Derivative Assets at Fair Value or Derivative Liabilities at Fair Value. Derivative instruments are valued based on contractual cash flows and observable inputs generally comprising of yield curves and foreign currency rates.
Unrealized gains and losses are presented in Net Change in Unrealized Gain (Loss) on Derivative Instruments on the Consolidated Statement of Operations. When a derivative instrument is settled through either delivery or offset by entering into another derivative instrument contract, the Fund recognizes realized gains or losses equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it was closed.
As of December 31, 2025, the Fund had not designated any derivative instruments as fair value, cash flow or net investment hedges for accounting purposes. Further information on derivative instruments can be found within Note 4. “Derivative Instruments”.
Organizational, Offering and Other Fund Expenses
Prior to the first anniversary of December 1, 2025, (the "Initial Offering Date”), Organizational Expenses, offering expenses and certain other fund expenses, including Directors' Fees, Professional Fees, and Administration Fees, may be funded by the Manager in its sole discretion. The Fund may reimburse the Manager for these advanced expenses ratably over the sixty (60) months following the first anniversary of the Initial Offering Date and the Manager, in its sole discretion, may voluntarily waive such reimbursement. After the first anniversary of the Initial Offering Date, organizational and certain other fund expenses will be recorded as incurred. To the extent these expenses are funded by the Manager, a payable to the Manager is recognized as Due to Affiliate on the Consolidated Statement of Assets and Liabilities.
Expense Support
For the eighteen-month period following the Initial Offering Date, the Manager has agreed to forgo an amount of its monthly Management Fee to offset specified expenses and/or pay, absorb, or advance certain expenses of the Fund, such that the annual expenses borne by the Fund (excluding Management Fees, servicing fees, Performance Participation Allocation (as defined in Note 6. “Related Party Transactions”), taxes, and other excluded items) do not exceed 0.70% of the Fund's net assets annualized as of the end of each calendar month. The Fund has agreed to carry forward the amount of any foregone management fee and expenses paid, absorbed or reimbursed by the Manager, for repayment to the Manager when and if requested by the Manager, but only if and to the extent that such expenses do not exceed 0.70% of the Fund's net assets annualized as of the end of each calendar month. The amount of expenses the Manager has absorbed pursuant to this arrangement is reported as Expense Support on the Consolidated Statement of Operations and Due from Affiliates on the Consolidated Statement of Assets and Liabilities. Refer to Note 6. “Related Party Transactions” for more information.

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Management Fees Waived
The Manager has agreed to waive the Management Fees (as defined in Note 6. “Related Party Transactions”) for a period of twelve months from the Initial Offering Date. The waived Management Fees are reported in Management Fees Waived on the Consolidated Statement of Operations. Refer to Note 6. “Related Party Transactions” for more information.
Servicing Fees
Pursuant to the Dealer-Manager Agreement dated October 28, 2025 and entered into between the Fund and Brookfield Oaktree Wealth Solutions LLC (legal name change to Brookfield Private Wealth LLC effective January 1, 2026) a broker-dealer (the “Dealer-Manager” or "BOWS"), the Fund will pay the Dealer-Manager servicing fees equal to 0.85% of the NAV per annum for the Class S Units, and 0.25% of the NAV per annum for the Class D Units, in each case, accrued and payable monthly. No servicing fees are payable for the Class I Units or the Brookfield Units. In calculating the Servicing Fees, the Fund will use the NAV of the Units before giving effect to any accruals for Management Fees, repurchases, if any, for that month and distributions payable on such Units. The Dealer-Manager anticipates that all or a portion of the servicing fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
The Fund accrues the cost of the servicing fees for the estimated life of the Units upon issuance of Class S Units and Class D Units directly in the Consolidated Statement of Changes in Net Assets. The calculation of the estimated servicing fees to be paid in future periods includes the use of significant estimates, including the determination of the total estimated life of the Units and their market expectations. The corresponding payable is recognized as Servicing Fees Payable on the Consolidated Statement of Assets and Liabilities. Refer to Note 6. "Related Party Transactions” for more information.
Performance Participation Allocation
The Performance Participation Allocation is measured annually, paid quarterly, and expensed as incurred through monthly accruals. The related Performance Participation Allocation Payable is recognized on the Consolidated Statement of Assets and Liabilities. For more information, see Note 6. "Related Party Transactions."
Redemption of Class B-1 Units
Class B-1 Units received by Brookfield Investors in connection with Seed Investments are subject to redemption terms pursuant to the monthly redemption arrangement for Class B-1 Units. Under the monthly redemption arrangement, as of the last calendar day of each month, the Fund may redeem Class B-1 Units from Brookfield Investors in an amount determined by the General Partner in its sole discretion. For 18 months following the Initial Offering Date, the Class B-1 Units are redeemed at the lesser of (i) NAV per Class B-1 Unit and (ii) the current value of the remaining Seed Investments less a blended discount divided by the number of Class B-1 Units outstanding. On the first day of the calendar month following the redemption of Class B-1 Units, holders of all current Units of the fund accrete a portion of the discount based on their proportionate holdings. The allocation of redemption discount among Classes of Units has been recognized as Allocation of Redemption Discount in the Consolidated Statement of Changes in Net Assets. The redemption discount relating to redemptions taking place on December 31, 2025 that will be allocated to Unitholders on January 1, 2026 has been recognized on the Consolidated Statement of Assets and Liabilities as Class B-1 Redemption Discount Payable. Refer to Note 5. "Net Assets" for more information.
Total redemptions of Class B-1 Units that remain unpaid to Brookfield Investors are recognized as Class B-1 Redemptions Payable on the Consolidated Statement of Assets and Liabilities.
Income Taxes
The Fund is treated as a partnership for U.S. federal income tax purposes. As a partnership, the Fund is generally not directly subject to U.S. federal or state income taxes. Instead, each partner is individually responsible for reporting their share of the Fund’s taxable income or loss on their respective income tax returns.

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements
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
Deferred Taxes
Under GAAP, the asset and liability method of accounting for income taxes is applied. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities, as well as for net operating loss and capital loss carryforwards. These are measured using enacted tax rates expected to apply in the periods when the temporary differences are expected to be recovered or settled. A valuation allowance is recognized when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realizability of deferred tax assets is assessed based on all positive and negative evidence, including the amount and character of future taxable income. Refer to Note 8. "Income Taxes” for more information.
Uncertain Tax Positions
The Fund recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority, based solely on its technical merits. If this threshold is met, the recognized benefit is measured as the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement. Tax positions are reassessed each reporting period as new information becomes available. The Fund’s policy is to record interest and penalties, if applicable, as a component of the Provision for Taxes on the Consolidated Statement of Operations. Refer to Note 8."Income Taxes” for more information.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires the annual financial statements to include income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Fund’s annual reporting periods beginning after December 15, 2025. Adoption is either with a prospective method or a fully retrospective method of transition. The Fund is currently evaluating the effect that adoption of ASU 2023-09 will have on its consolidated financial statements.
3. Investments and Fair Value Measurements
On July 3 and 4, 2025, Brookfield and certain of its subsidiaries, affiliated entities and related parties (collectively, “Brookfield Investors”) entered into a series of Purchase and Sale Agreements with the Fund, whereby the Fund agreed to issue to such Brookfield Investors before the Initial Offering Date, 30,780,788 Class B-1 Units in exchange for the completed sale and transfer of nine Seed Investments, which had an initial aggregated value of approximately $769.5 million. Such Class B-1 Units were issued on September 29, 2025. As of December 31, 2025, the Fund's portfolio continues to consist of nine Seed Investments.

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The following table summarizes the valuation of the Fund’s investments by the fair value hierarchy levels as of December 31, 2025:

	December 31, 2025
	Level I	Level II	Level III	Total Fair Value
Portfolio Companies	$—	$—	$759,671	$759,671
Debt Investments	—	—	19,756	19,756
Derivative Assets	—	1,070	—	1,070
Total	$—	$1,070	$779,427	$780,497
For the period ended December 31, 2025, the following table presents changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	May 21, 2025 (Inception) to December 31, 2025
	Portfolio Companies	Debt Investments
Balance as of May 21, 2025 (Inception)	$—	$—
Purchase of Investments	751,703	17,817
Net Change in Unrealized Gain (Loss) on Investments	7,968	1,939
Balance, End of Period	$759,671	$19,756
The following summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of December 31, 2025:

	Quantitative Information about Level III Fair Value Measurements
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an increase in input
Portfolio Companies	$759,671	Discounted Cash Flows	WACC(i)	10.2% - 18.7%	11.8%	Decrease
.			Terminal Multiple	8.7x - 18.0x	11.6x	Increase
Private Debt Investments	19,756	Cost Plus Accrued Interest	N/A	N/A	N/A	N/A
Total Investments	$779,427
(i) Weighted-Average Cost of Capital.
4. Derivative Instruments
In the normal course of business, the Fund enters into derivative instruments to achieve certain risk management objectives. These instruments primarily include forward currency contracts. A foreign currency forward contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. The Fund utilizes forward currency contracts to hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated investments or to facilitate settlement of foreign currency denominated transactions. Foreign currency forward contracts involve elements of market risk in excess of the amounts reflected on the Consolidated Statement of Assets and Liabilities.
As a result of the use of derivative contracts, the Fund is exposed to the risk that counterparties will fail to fulfill their contractual obligations and the risk of an unfavorable change in the foreign exchange rate underlying the foreign currency forward contract. To mitigate counterparty risk, the Fund enters into contracts with certain

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements
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
The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value of the foreign exchange contracts:

	December 31, 2025
	Total Fair Value	Notional
Derivative Assets
Foreign Currency Forward Contracts (EUR)	$1,070	€63,006
5. Net Assets
Partners’ Capital
At the direction of the General Partner, the Fund has the authority to issue an unlimited number of Units of each Unit Class (as defined below).
As of December 31, 2025, the Fund offers three classes of limited partnership units to third-party investors (“Investor Units”): Class D (“Class D” or the “Class D Units”), Class I (“Class I” or the “Class I Units”) and Class S (“Class S” or the “Class S Units”). In addition, the Fund has authorized for issuance of Class B-1 (“Class B-1” or the “Class B-1 Units”) and Class B-2 (“Class B-2” or the “Class B-2 Units”) and together with Class D, Class I, and Class S, each a “Class” or a "Unit Class". "Brookfield Units" include Class B-1 Units, Class B-2 Units and any other class or series of Units designated by the General Partner as Brookfield Units. The key differences among each Unit Class relate to the ongoing servicing fees and Performance Participation Allocation.
Unit issuances related to monthly subscriptions are effective the first calendar day of each month. The following table presents transactions in the Fund’s Units from Inception to December 31, 2025:

	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units	Total
Units Outstanding as of May 21, 2025 (Inception)	—	—	—	—	—	—
Units Issued	291,600	398,100	—	30,780,788	11,600	31,482,088
Units Redeemed	—	—	—	(2,302,314)	—	(2,302,314)
Units Outstanding as of December 31, 2025	291,600	398,100	—	28,478,474	11,600	29,179,774

The purchase price per Unit of each Class will be equal to the transactional net asset value (“Transactional NAV”) per Unit for such Class as of the last calendar day of the immediately preceding month, aside from the initial offering purchase price, equal to $25.00 per Unit for each Class. The Transactional NAV per Unit for each Class is determined by dividing the total assets of the Fund attributable to such Class, less the value of any liabilities of such Class, accrued expenses and adjusted for any fees applicable to certain classes of Units, by the total number of outstanding Units of such Class. Investor Units and Class B-2 Units are eligible for redemption under the Fund’s Redemption Program, which generally allows up to 5% of all outstanding Units to be redeemed each quarter, whereas Class B-1 Units are subject to a separate redemption arrangement that includes a discount per unit at the discretion of the General Partner. At the end of each month, the Fund allocates its Net Investment Income (Loss) and Net Change in Unrealized Gain (Loss) on Investments across each Unit Class based on their relative ownership share in the Fund as of the first calendar day of that month.

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Issuance of Units
On September 29, 2025 the Fund issued 30,780,788 Class B-1 Units to Brookfield Investors in exchange for nine Seed Investments at an initial aggregated value of approximately $769.5 million. On December 1, 2025, the Fund issued 11,600 Class B-2 Units, 398,100 Class S Units and 291,600 Class I Units (including 201,600 through the Feeder) to third-party investors in exchange for an aggregate subscription price of $17.5 million. No Class D Units ("Class D" or "Class D Units") have been issued by the Fund since Inception. On January 1, 2026, the Fund issued additional Units to third-party investors in exchange for an aggregate subscription price of $37.1 million.
Under the Fund LPA, investors are not admitted as limited partners and Units are not deemed issued until the applicable subscription date, which is generally the first day of each month following acceptance of the completed subscription documents. Subscription proceeds received in advance do not result in the issuance of Units and no capital accounts are established until the subscription date. Accordingly, subscription proceeds received in advance would be recognized as a payable in the financial statements until the Units are issued.
Redemption of Class B-1 Units
As of the last calendar day of each month, the Fund may redeem Class B-1 Units from the Brookfield Investors in an amount determined by the General Partner in its sole discretion.
The redemption price per Class B-1 Unit for redemptions from Brookfield Investors will be, for the first 18 month period after the Initial Offering Date of December 1, 2025, the lesser of (1) the then-current Transactional NAV per Class B-1 Unit and (2) the amount determined by dividing (A) the then-current fair value of the remaining Seed Investments determined in accordance with the Fund’s valuation policy less an agreed upon blended discount determined as a product of individualized rates associated with each of the Seed Investments, by (B) the total number of outstanding Units of Class B-1 Units, in each case as of the last calendar day of the applicable month. After the first 18 month period, Class B-1 Units will be redeemed at the Transactional NAV. Any benefit resulting from the redemption proceeds being less than the Transactional NAV of the Class B-1 Units at the time of redemption will be retained by the Fund and the holders of all classes of Units, and may be applied for any purpose permitted under the Fund’s governing agreements.
From May 21, 2025 (Inception) to December 31, 2025, 2,302,314 Class B-1 Units were redeemed at an aggregate of $58.3 million. As the Class B-1 Units were redeemed at a blended discount to NAV, a redemption discount of $1.2 million was allocated and attributed to Unitholders as of December 31, 2025, and the remaining redemption discount of $2.5 million will be allocated to Unitholders on January 1, 2026. This resulted in net Redemptions Payable to Affiliates of $54.6 million as at December 31, 2025.
Redemption of Investor Units and Class B-2 Units
At the sole discretion of the General Partner and in accordance with the Partnership Agreement the Fund has implemented a redemption program (“Redemption Program”) to allow for redemptions of Investor Units and the Class B-2 Units, on a quarterly basis, up to 5% of all Classes of Units outstanding. The General Partner may, in its discretion and in accordance with the Partnership Agreement, cause the Fund to exceed the 5% quarterly redemption limitation in any calendar quarter. The General Partner may amend or suspend the Redemption Program if in its reasonable judgment it deems such actions to be in the Fund’s best interest, including but not limited to tax, regulatory or other structuring reasons.
The Redemption Program for Investor Units commenced on January 1, 2026, i.e. during the first full quarter following the Initial Offering Date. Any redemption requests for Units that have not been outstanding for at least two (2) years will be subject to an early redemption fee equal to 5% of the Transactional NAV of the Units being redeemed (calculated as of the redemption date) for the benefit of the Fund and therefore indirectly its Unitholders. The two-year holding period is measured as of the subscription date immediately following the prospective redemption date.

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements
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
Performance Participation Allocation
A subsidiary of BAM, BPEF Splitter Performance LP, or any other entity(ies) so designated by it (the “Special Unitholder”), will be allocated and paid as a distribution, an incentive allocation (the “Performance Participation Allocation”) equal to 12.5% of the total return subject to a 5.0% annual hurdle amount and a high water mark with 100% catch-up. The Performance Participation Allocation is measured annually, paid quarterly, and accrued monthly (subject to pro-rating for partial periods). Pursuant to the Designation Agreement dated November 7, 2025, BPEF Splitter Performance LP designated such rights to BPEF Splitter Performance US LP.
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
The Fund issued Class S and Class I Units on December 1, 2025. As such, from May 21, 2025 (Inception) to December 31, 2025, the Fund accrued one month of Performance Participation Allocation for December 2025, totaling $0.02 million. As at December 31, 2025, this amount was recognized as Performance Participation Allocation Payable on the Consolidated Statement of Assets and Liabilities.
Investment Management Agreement, Management Fee
On August 21, 2025, the Fund entered into an investment management agreement (the “Investment Management Agreement”) with the Manager. The Manager shall provide investment management services to the Fund, including identifying, structuring, and monitoring investments, arranging financing, and coordinating third-party services, during the terms of the Fund.
In consideration for its investment management services, the Manager is entitled to receive a management fee (the “Management Fees”) payable by the Fund directly or indirectly through an intermediate entity. The Management Fees are calculated monthly and paid monthly in arrears, commencing after the Initial Offering Date.
With respect to each Class of Investor Units, the Management Fees are waived for the first twelve months beginning on December 1, 2025, which is the Initial Offering Date, and thereafter are equal to an annualized 1.25% of the NAV of such Class per annum. For purposes of calculating the Management Fees, the NAV of each relevant Class of Units will be calculated, before giving effect to any accruals for the Management Fees, the servicing fees and the Performance Participation Allocation, Unit redemptions for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Fund indirectly invests in a portfolio company, as determined in the good faith judgment of the Manager. Brookfield Units do not bear Management Fees.
The Manager may elect to receive the Management Fees in cash, Class B-2 Units and/or shares or interests of intermediate entities. If the Management Fees are paid in Class B-2 Units, such Units may be redeemed by the Fund at NAV at the Manager’s request and will not be subject to certain limitations.
For the period from May 21, 2025 (Inception) to December 31, 2025 the Fund accrued one month of Management Fees for December 2025, totaling $0.02 million, which was fully waived by the Manager, as disclosed in the Consolidated Statement of Operations.

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Servicing Fees
The Fund entered into the Dealer-Manager Agreement on October 28, 2025 with BOWS (Brookfield Private Wealth LLC effective January 1, 2026), a broker-dealer that is an indirect wholly owned subsidiary of Brookfield Corporation, in which the Dealer-Manager agrees to manage the Fund’s relationships with third-party brokers and financial advisors engaged by the Dealer-Manager to participate in the distribution of Units. In exchange for its services the Dealer-Manager will receive certain servicing fees. Class S Units will incur servicing fees equal to 0.85% of the NAV and Class D Units will incur servicing fees equal to 0.25% of the NAV, both accrued per annum and payable monthly. No servicing fees will be payable with respect to Class I Units or Brookfield Units.
The Fund accrues the cost of servicing fees for the total estimated life of the Units as an offering cost at the time Class S and Class D Units are sold. As such, Servicing Fees Payable as of December 31, 2025, was $0.2 million for Class S Units. There were no Class D Units issued as of December 31, 2025 and, as a result, nil servicing fees were accrued.
Expense Support
For the eighteen-month period following the Initial Offering Date of December 1, 2025, the Manager has agreed to forgo an amount of its Management Fees and/or pay, absorb or reimburse certain expenses of the Fund, to the extent necessary so that the total expenses borne by the Fund (excluding servicing fees, Management Fees, Performance Participation Allocation, taxes, and other excluded items) do not exceed 0.70% of the Fund's net assets annualized as of the end of each calendar month.
The Expense Support period commenced on the Initial Offering Date. For the period from May 21, 2025 (Inception) to December 31, 2025, the Fund incurred $6.7 million in expenses subject to the Expense Support agreement. As at December 31, 2025, expenses incurred over the prior 12-month period in excess of 0.70% of the Fund's net assets annualized were $1.7 million, which have been absorbed by the Manager and recorded as Expense Support on the Consolidated Statement of Operations.
As of December 31, 2025, the Fund recorded $1.7 million as Due from Affiliates related to advances made by the Manager on behalf of the Fund for expenses which have been absorbed by the Manager, which are subject to possible future recoupment.
Due to Affiliates
Due to Affiliates is comprised of cash advances made by the Manager, on behalf of the Fund for the payment of the Fund’s Organizational Expenses and certain other fund expenses to date. The Manager has agreed, at its discretion, to advance all or a portion of the Organizational Expenses and certain other fund expenses to be borne by the Fund. These amounts may be reimbursed by the Fund over a 60-month period beginning 12 months from the Initial Offering Date, and are non‐interest bearing.

For the period from May 21, 2025 (Inception) to December 31, 2025, the Fund accrued the following expenses as Due to Affiliates: $4.0 million for Organizational Expenses, $2.5 million for Professional Fees, and $0.2 million for Directors' Fees, representing the amounts paid by the Manager on behalf of the Fund.

Administration Fees
The Fund entered into an Administration Agreement with BOWS Administrator LLC effective as of December 1, 2025 to provide certain administrative services in connection with the management of the Fund's operations, under which the Fund pays an administration fee (the “Administration Fees”). A rate of 0.03% on the Fund's net asset value will be charged when the Fund's net asset value is equal to or exceeds $500 million. When the Fund's net asset value is less than $500 million, a flat fee of $0.15 million will be charged, with fees accrued monthly, and paid quarterly. For the period from May 21, 2025 (Inception) to December 31, 2025 the Fund accrued $0.02 million in Due to Affiliates for Administration Fees.

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
7. Commitments and Contingencies
The Fund may from time to time make capital commitments to investment funds managed by Brookfield or third-party managers. As of December 31, 2025, the Fund had no material unfunded commitments related to future investments.
The Fund may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of December 31, 2025, the Fund was not subject to any material litigation nor was the Fund aware of any material litigation threatened against it.
In the normal course of business, the Fund may enter into contracts that contain a variety of indemnification arrangements. The Fund’s exposure under these arrangements, if any, cannot be quantified. However, as at December 31, 2025, the Fund has not entered into any indemnification arrangements and accordingly, has not had any claims or losses under any such indemnification arrangements.
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
As at December 31, 2025, the Fund has recognized Deferred Tax Liabilities, Net of $16.6 million, consisting of $17.7 million of deferred tax liabilities related to temporary differences between financial statement carrying amounts and tax basis of assets, net of $1.1 million of deferred tax assets relating to federal and state net operating losses. The Fund recognized $15.4 million of the Deferred Tax Liabilities, Net as a capital unit transaction resulting from the initial contribution of Investments on July 3 and 4, 2025. The Fund recognized the change in Deferred Tax Liabilities, Net of $1.2 million from July 3, 2025 to December 31, 2025 within Provision for Taxes on the Consolidated Statement of Operations as a result of changes in the fair value of the Fund's investments.
As of December 31, 2025, the Fund has not identified any uncertain tax positions that require recognition or disclosure. The Fund files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Fund is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Fund does not believe the outcome of any future audit will have a material adverse effect on the Fund’s consolidated financial statements.
On July 4, 2025, the legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA amended and extended certain provisions of the 2017 Tax Cuts and Jobs Act, among other changes. At this time, the Fund does not believe the OBBBA will have a material impact on the Fund’s income taxes but is still evaluating the potential impact on the Fund’s business and its portfolio companies.

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
9. Financial Highlights
The following are the financial highlights of the Fund attributed to each Class of Units from Inception to December 31, 2025.

	May 21, 2025 (Inception) to December 31, 2025 (d)
	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units
Per Unit Data
Net Asset Value per Unit, Beginning of Period	$—	$—	$—	$—	$—
Proceeds from Contribution of Investments	—	—	—	25.00	—
Deferred Tax Liability on Contributed Investments	—	—	—	(0.50)	—
Proceeds from Units Issued	25.00	25.00	—	24.50	25.00
Net Investment Income (Loss)	(0.04)	(0.04)	—	(0.20)	(0.01)
Net Change in Unrealized Gain (Loss) on Investments and Derivative Instruments	0.19	0.19	—	0.35	0.19
Net Increase in Net Assets Resulting from Investment Operations	0.15	0.15	—	0.15	0.18
Servicing Fees	—	(0.43)	—	—	—
Redemption of Units	—	—	—	(0.01)	—
Allocation of Discount on Redemption	0.04	0.04	—	0.00	0.04
Net Increase (Decrease) in Net Assets	0.19	(0.24)	—	0.14	0.22
Net Asset Value per Unit, End of Period	$25.19	$24.76	$—	$24.64	$25.22

Units Outstanding at End of Period	291,600	398,100	—	28,478,474	11,600
Total Return Based on Net Asset Value (a)(b)	0.77%	(0.96%)	—	0.56%	0.88%

Ratios to Weighted-Average Net Assets (a)
Total Expenses (c)	0.15%	0.16%	—%	0.91%	0.05%
Management Fees Waived	(0.10%)	(0.11%)	—%	—%	—%
Expense Support	(0.01%)	(0.01%)	—%	(0.23%)	(0.01%)
Performance Participation Allocation	0.12%	0.12%	—%	—%	—%
Total Expenses after Management Fees Waived and Expense Support	0.15%	0.15%	—%	0.68%	0.04%
Net Investment Income (Loss)	(0.15%)	(0.15%)	—%	(0.83%)	(0.04%)
(a) Percentages are not annualized
(b) Total return is calculated for each Unit class as the change in the net asset value per each Unit class during the period, plus any distributions per Unit declared in the period, and assumes any distributions are reinvested in accordance with the Fund’s distribution reinvestment plan. Total return does not include upfront transaction fees, if any. Total return calculated on the Transactional NAV (see Performance Summary Section of “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for the same period was 0.81% for Class I and 0.74% for Class S, and 1.60% for Class B-1 and 0.93% for Class B-2 respectively.
(c) Total expenses ratio does not include the impact of tax expenses.
(d) Amounts may not add due to rounding.

Brookfield Private Equity Fund LP
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
10. Subsequent Events
Effective March 3, 2026, the Fund entered into a two-year unsecured revolving credit facility with a subsidiary of BAM, at a rate of an adjusted term SOFR + applicable margin for an aggregate amount of up to $500 million. The credit facility will be uncommitted and structurally subordinated to additional future facilities or debt arrangements entered into by the Fund. The credit facility is intended to facilitate the Fund's investment and operational activities when required. The first draw was made in March 2026 to fund a newly closed investment.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and the Treasurer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management, including our Chief Executive Officer and Treasurer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Treasurer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Fund’s registered public accounting firm due to a transition period established by rules of the SEC.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the year ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors (the “Board”), including members who are independent (each, an “Independent Director” and collectively, the “Independent Directors”). The Board is responsible for overseeing the Fund’s periodic reports under the Exchange Act and certain conflicts of interest related to Brookfield in accordance with the provisions of the Fund LPA and any policies of the General Partner. Specifically, the Independent Directors will review and approve or disapprove (i) any actual conflicts of interest in any transaction or relationship between the Fund and the General Partner or any employee or affiliate thereof that the General Partner determines to present to the Independent Directors and (ii) any matter (x) for which approval is required under the Advisers Act, including Sections 205(a) and 206(3) thereof, (y) as provided for under the Fund LPA or (z) as deemed appropriate by the General Partner in its sole discretion, except, in each case of clauses (i) and (ii), as contemplated by the terms of the Fund LPA. Each Director shall serve a term of three years, which is renewable by the General Partner in its sole discretion.
The Board currently consists of five members, three of whom are Independent Directors. The Independent Directors are unaffiliated with the General Partner, the Manager or any of their affiliates. The General Partner may appoint additional directors to the Board from time. The General Partner elects the Fund’s executive officers, who serve at the discretion of the General Partner.
Board of Directors and Executive Officers
Information regarding the Board of Directors and executive officers are set forth below as of January 1, 2026.

Name	Age	Position	Position Held Since
Independent Directors
Kevin Schneider	63	Independent Director	2025
John Sheedy	62	Independent Director	2025
Laura Newinski	60	Independent Director	2025
Non-Independent Directors
Kristen Haase	42	Director	2025
David Nowak	56	Director	2025
Executive Officers
David Nowak	56	Chief Executive Officer and President	2025
Faye McDermid	43	Vice President	2025
Casey Tushaus	43	Treasurer	2025
Adam Sachs	41	Chief Compliance Officer	2025
Michael Layfield	46	Tax Matters Officer	2025
Evita Ferreira	34	Secretary	2025
Non-Executive Officers
Erica Albrecht	38	Assistant Treasurer	2025
Craig Ruckman	47	Assistant Secretary	2025
Miranda Hall	33	Assistant Secretary	2025
Each director will hold office until his or her death, resignation, removal or disqualification. The address for each of our directors and officers is c/o Brookfield Asset Management Private Institutional Capital Adviser (Private Equity), L.P., 250 Vesey Street, New York, New York 10281.
Each officer holds office at the pleasure of the General Partner until his or her successor is duly appointed and qualified.

Biographical Information
Directors
Our directors have been divided into two groups — Independent Directors and Non-Independent Directors. The status of an Independent Director under the Fund LPA is determined under the tests set out in Rule 303A.02 of the New York Stock Exchange Listed Company Manual or another policy as determined by the General Partner.
Independent Directors
John Sheedy – John Sheedy is a member of the Board and serves as an Independent Director and as a member of the Audit Committee, as well as a member of the Independent Review Committee of Brookfield Private Equity Fund (Canada). Mr. Sheedy has over 30 years of investment, transaction, and corporate decision-making experience, primarily as an institutional investor with experience in specialty finance, business services, resources and software. Most recently Mr. Sheedy was a Managing Director with the Ontario Teachers’ Pension Plan until 2021 and since then has been an independent consultant to pension funds and asset management firms primarily in Canada. Mr. Sheedy has prior board experience (public, private and not-for-profit) in a variety of industries, including most recently on the Board of Directors of Fjordland Exploration Inc. from 2021 until July 2025 and the Independent Review Committee of CI Global Asset Management from 2022 until September 2025. Previously Mr. Sheedy was a partner at Torys LLP where he practiced corporate and securities law. Mr. Sheedy received a B.A. Hons (Economics) from Western University and an LL.B. from Queen’s University, is a member of the Law Society of Ontario, and holds the ICD.d designation from the Institute of Corporate Directors, Canada.
Kevin D. Schneider – Kevin D. Schneider is a member of the Board and serves as an Independent Director and as a member of the Audit Committee. Mr. Schneider has prior board experience and over 30 years of business experience in roles consisting of Chief Executive Officer, Chief Operating Officer, Chief Commercial Officer, Chief Quality Officer and other management roles. Most recently, Mr. Schneider acted as the Executive Vice President and Chief Operating Officer of Genworth Financial, Inc. until May 2021 where he was responsible for the daily operations and operating performance of the business. Mr. Schneider has served on the board of directors and as a member of the audit committee of Scientific Games, an affiliate of Brookfield since July 2022 and has served on the board of directors of Camber Foundation as the chair of the investment committee since May 2022. Mr. Schneider received a B.S. degree in Industrial Labor Relations from Cornell University and a Master of Management degree from the Kellogg Business School.
Laura Newinski – Laura Newinski is a member of the Board and serves as an Independent Director and chair of the Audit Committee. Ms. Newinski is a seasoned executive and global board leader with experience guiding Fortune 500 companies through financial oversight, enterprise transformation, and operational innovation. Ms. Newinski served as the Deputy Chair of the board of KPMG LLP and Director of the board of KPMG International from 2020 until June 2025 and served on the Audit, Compensation, Governance and Investment Committees. Most recently, Ms. Newinski served from 2020 until June 2025 as the Chief Operating Officer of KPMG LLP and previously served as the Vice Chair of Operations. At KPMG, Ms. Newinski led audit, tax and advisory businesses and firmwide strategy, developed generative AI strategy and led operations including finance, technology, cybersecurity, real estate, enterprise risk and internal audit. Ms. Newinski has a B.B.A. from the University of Iowa, an M.B.T. from the University of Minnesota and is a licensed CPA in Florida, New York and Minnesota.
Non-Independent Directors
Kristen Haase – Kristen Haase is a member of the Board. Ms. Haase is a Managing Partner in Brookfield’s Private Equity Group. In this role, she is responsible for transaction execution for North America and is actively involved in portfolio company management and strategic matters. Ms. Haase serves as a Director on the board of directors of Clanos Global, an affiliate of Brookfield, since 2026 and the board of directors of DexKo Global Inc., an affiliate of Brookfield, since 2021. Prior to joining Brookfield in 2015, Ms. Haase worked in the mergers and acquisitions group at Davis Polk. Ms. Haase holds a Juris Doctor degree from University of Virginia School of Law and a Bachelor of Arts degree from The College of William and Mary.

David Nowak – David Nowak is the Chief Executive Officer and President of BPE and serves as a member of the Board. Mr. Nowak is President of Brookfield’s Private Equity Group. In this role, he has responsibility for the group’s North American business. Mr. Nowak joined Brookfield in 2011. He chairs the board of directors of One Toronto and Scientific Games, an affiliate of Brookfield. Mr. Nowak holds a Master of Business Administration degree from Duke University, where he graduated as a Fuqua Scholar, and a Bachelor of Laws degree from the University of Western Ontario.
Executive Officers
For information concerning the background of Mr. Nowak, see “—Directors” above.
Faye McDermid, Vice President
Faye McDermid is a Senior Vice President in Brookfield’s Private Equity Group. In this role she is responsible for due diligence, operational and financial performance of Brookfield target and portfolio companies. Prior to joining Brookfield in 2019, Faye spent over a decade in the renewable space in a variety of commercial and P&L roles. Faye holds a Master of Business Administration degree from Rotman School of Business at University of Toronto where she graduated as a Bergman Scholar and a Bachelor of Applied Science in Electrical Engineering from University of Waterloo.
Casey Tushaus, Treasurer
Casey Tushaus is a Senior Vice President and head of the Brookfield Private Wealth's Fund Accounting & Administration team, as well as Treasurer for its U.S. registered fund complex and Valuation Committee chair for the Brookfield Public Securities Group LLC. Mr. Tushaus has over 20 years of industry experience and is responsible for fund administration aspects across Public Securities Group products in the U.S., Canada, and EMEA, as well as funds advised by Oaktree and Brookfield Infrastructure Group in those markets. Prior to joining the firm in 2014, Mr. Tushaus was at Walton Street Capital where he was an Assistant Controller. Mr. Tushaus is a registered Certified Public Accountant and earned a Bachelor of Arts degree in Accounting from Illinois Wesleyan University.
Adam Sachs, Chief Compliance Officer
Adam Sachs is a Senior Vice President in Brookfield Private Wealth's Registered and Non-Registered Funds Legal and Regulatory team. Mr. Sachs serves as the Chief Compliance Officer of Brookfield’s U.S. registered fund complex and oversees the compliance function for the Firm’s non-US registered funds. Mr. Sachs has 16 years of industry experience, and prior to joining the firm in 2011, Mr. Sachs worked in the Compliance departments of top tier asset management firms, performing and overseeing compliance functions for retail, institutional and separately managed account products. Mr. Sachs earned a Bachelor of Science degree in Finance from Bentley University and currently holds FINRA Series 7 and 63 licenses and is qualified as a Canadian Chief Compliance Officer.
Michael Layfield, Tax Matters Officer
Michael Layfield is a Senior Vice President in Brookfield’s Private Equity Group. In this role, he is responsible for US transactional and compliance tax matters for Brookfield’s Private Equity strategy and plays an active role in portfolio company management. Prior to joining Brookfield in 2017, he was an associate at a leading international law firm, focusing on mergers and acquisitions and private equity fund formation matters. Mr. Layfield holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree in mathematics from the University of Virginia.
Evita Ferreira, Secretary
Evita Ferreira is a Vice President in Brookfield’s Private Equity Group. In this role, she is responsible for various legal, regulatory and corporate governance functions for the Private Equity Group’s business, the Brookfield Business Partners board and many of the Private Equity Group’s portfolio companies. Prior to joining Brookfield in 2025, Ms. Ferreira was a Partner with a leading Canadian law firm (Goodmans LLP), where her practice focused on corporate finance, public and private mergers and acquisitions, and private equity transactions. Ms. Ferreira holds joint Bachelor of Laws/Bachelor of Civil Law degrees from the McGill University Faculty of Law.

Non-Executive Officers
Erica Albrecht, Assistant Treasurer
Erica Albrecht is currently a Managing Director in Brookfield’s Private Equity Group and has been an employee of Brookfield Asset Management Private Institutional Capital Adviser (Private Equity) LP for the past five years. Ms. Albrecht joined Brookfield in 2013. Ms. Albrecht has overseen the Treasury function for the Private Equity Group for the past 5 years. Starting November 2022, Erica started overseeing the Private Fund Finance & Operations function in addition to Treasury and in April 2023, Erica began to have oversight over the Asset Management Reporting up to Brookfield Asset Management for the Private Equity Group. In her current role, Ms. Albrecht oversees the Treasury, Private Fund Finance & Operations, and Asset Management Reporting teams for the Private Equity Group. Ms. Albrecht holds a Bachelor of Commerce degree from Queen’s University and is a Chartered Professional Accountant.
Craig Ruckman, Assistant Secretary
Craig Ruckman is a Managing Director and Head of the Brookfield Private Wealth's Registered Funds Legal and Regulatory team, responsible for legal, regulatory and compliance matters involving pooled vehicles registered under various global regulatory regimes. Prior to joining Brookfield in 2022, Mr. Ruckman was Associate General Counsel and Head of the US Registered Funds and Regulatory Legal team at Allianz Global Investors U.S. LLC. He has additional experience in private practice as part of the investment management practice group at K&L Gates LLP and as Counsel in the division of investment management at the U.S. Securities and Exchange Commission. Mr. Ruckman holds a law degree from Washington University in St. Louis School of Law and a Bachelor of Arts degree from Vanderbilt University.
Miranda Hall, Assistant Secretary
Miranda Hall is a Vice President in Brookfield Private Wealth's Registered and Non-Registered Funds Legal and Regulatory team. In this role, she is responsible for various global legal and regulatory fund matters. Prior to joining Brookfield in 2023, Ms. Hall was Vice President and Counsel at AllianceBernstein L.P., a global asset manager, as part of the International Legal team where she focused on non-US domiciled investment funds, which included fund formation and ongoing fund maintenance. Ms. Hall holds a law degree from the University of Louisville Louis D. Brandeis School of Law and a Bachelor of Arts degree in Economics from the University of Kentucky.
Leadership Structure and Oversight Responsibilities
Overall responsibility for our oversight rests with the General Partner, subject to certain oversight rights held by the Board. We have entered into the Investment Management Agreement pursuant to which the Manager, an affiliate of the General Partner, will manage the Fund on a day-to-day basis. As described below, the Board has established an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board and the General Partner or Manager in fulfilling their oversight responsibilities.
Committees
The Board of Directors has established an Audit Committee comprised solely of the Independent Directors and may form additional committees in the future.
Audit Committee
The Board has established an Audit Committee. At least one of the Audit Committee members is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act.
The Audit Committee is currently comprised of Messrs. Schneider and Sheedy and Ms. Newinski, all of whom are Independent Directors. Ms. Newinski serves as Chair of the Audit Committee. The Audit Committee meets the current independence and experience requirements of Rule 10A-3 under the Exchange Act. Our Board has determined that Mr. Sheedy and Ms. Newinski each qualify as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

In accordance with its written charter adopted by the Board, the Audit Committee is responsible for overseeing: (i) the quality and integrity of the Fund’s financial statements and internal controls over financial reporting; (ii) the Fund’s compliance with legal and regulatory requirements applicable to financial statements and accounting and financial reporting; (iii) the Fund’s risk profile related to operations and financial reporting; (iv) approval, prior to appointment, of the engagement of registered public accounting firm employed by the Fund (the “Independent Auditors”), and in connection therewith, the qualifications, performance and independence of the Independent Auditors; (v) the performance of the Fund’s internal audit function, if applicable; and (vi) the Fund’s information technology security program.
Investment Committee
The Fund benefits from an investment team that is comprised of senior Brookfield executives who make up the investment committee (the “Investment Committee”). The Investment Committee is currently comprised of David Gregory, Cyrus Madon, David Nowak, and Anuj Ranjan. Consistent with the Firm’s operating philosophy, other Brookfield managing directors will also observe and, where applicable, participate in various Investment Committee meetings, thereby resulting in a broad yet consistent review of each investment opportunity at multiple points prior to a given investment being consummated. The members of the Investment Committee may change as determined at the discretion of the Manager.
For more information concerning the background of David Nowak, see "-Directors and Executive Officers" above.
David Gregory – Dave Gregory is a Managing Partner and Chief Investment Officer of Brookfield’s Private Equity Group. In this role, he is responsible for reviewing the group’s investment opportunities globally, as well as investment origination, analysis and execution within the United States. Prior to joining Brookfield in 2010, Mr. Gregory worked in the mergers, acquisitions and restructuring group at Genuity Capital Markets. Mr. Gregory holds a Bachelor of Business Administration degree from the University of Western Ontario.
Cyrus Madon - Cyrus Madon is Executive Vice Chair of Brookfield Asset Management. He also serves as the Executive Chair of Brookfield’s Private Equity Group. In this role, he is responsible for developing strategy and providing investment oversight, while supporting the broader team in executing our growth initiatives. Additionally, he is a member of Brookfield’s executive committee. Mr. Madon joined Brookfield in 1998 and has held a number of senior roles across the organization, including CEO of Brookfield’s Private Equity business. Mr. Madon holds a Bachelor of Commerce degree from Queen’s University. He is also on the board of the C.D. Howe Institute.
Anuj Ranjan - Anuj Ranjan is Chief Executive Officer of Brookfield’s Private Equity Group and Brookfield Business Partners. In this role, Mr. Ranjan is responsible for the investments, operations and expansion of the Private Equity business, in addition to managing Brookfield’s external strategic partnerships. He is a member of Brookfield’s executive committee. Mr. Ranjan joined Brookfield in 2006 and has held various positions within the company and its affiliates. He established and previously led Brookfield’s India and Middle East operations. Mr. Ranjan holds a Master of Business Administration degree from Ivey Business School at Western University and a Bachelor of Science degree from the University of Alberta.
Portfolio Management Team
The Fund separately benefits from the Portfolio Management Team which is also comprised of senior investment professionals from Brookfield including Anuj Ranjan, David Nowak, Erson Olivan, Katie Zorbas, Alex Yang, Kristen Haase, Ed Brogan and Faye McDermid.
For information concerning the background of David Nowak, Faye McDermid and Kristen Haase, see “—Directors and Executive Officers” above and for information concerning the background of Anuj Ranjan, see “—Investment Committee” above. Information concerning the background of the remainder of the members of the Investment Committee is set forth below.
Erson Olivan - Erson Olivan is a Managing Partner in Brookfield’s Private Equity Group and Co-Head of Brookfield’s Special Investments strategy. In this role, he is responsible for due diligence, transaction execution and monitoring, and evaluation of investment opportunities globally. Prior to joining Brookfield in 2010, Mr. Olivan worked at a leading global investment bank, where he was involved in a number of mergers and acquisitions advisory mandates, as well as multiple private and public financings. Mr. Olivan holds a Bachelor of Commerce degree from the University of British Columbia and the Chartered Financial Analyst designation.

Katie Zorbas - Katie Zorbas is a Managing Partner in Brookfield’s Private Equity Group. In this role, she is responsible for capital raising, co-investment syndication and investor relations for Brookfield’s private equity funds. Ms. Zorbas joined Brookfield in 2008, and was previously responsible for investment valuation, due diligence and asset management. Ms. Zorbas holds a Bachelor of Commerce degree from the University of Calgary and the Chartered Financial Analyst designation.
Alex Yang - Alex Yang is a Managing Partner and head of Greater China and Southeast Asia for Brookfield’s Private Equity Group and he also leads the Infrastructure Group in Greater China. He is responsible for the origination, execution and operation of investments in the region. Prior to joining Brookfield in 2021, Mr. Yang held senior positions for a couple of global private equity groups based in Hong Kong and Beijing. Prior to those, Mr. Yang held positions in New York in investment banking and practiced as a private equity attorney in Chicago in a global law firm. Mr. Yang holds a Juris Doctor degree from the University of Minnesota Law School, a Master of Business Administration degree from the University of Chicago Booth School of Business and a Bachelor of Law degree from Peking University in China.
Ed Brogan – Ed Brogan is a Portfolio Manager (Europe) for Brookfield Private Equity Fund. Mr. Brogan is a Managing Director in Brookfield’s Private Equity Group. In this role, he leads legal activities in Europe, including transaction origination and execution. He also supports the portfolio management team, serving as a key contact for portfolio companies in Europe. Prior to joining Brookfield in 2015, Mr. Brogan was a senior associate with a leading international law firm. Mr. Brogan holds a master’s degree in law from the University of Oxford.
See “Part I. Item 1. Business—Brookfield Private Equity Platform and Investment Process” for more information about the Portfolio Management Team and Investment Committee.
Delinquent Section 16(a) Reports
Based solely on a review of Section 16(a) reports filed during the year ended December 31, 2025 and the period through the date hereof and related written representations, we believe that all Section 16(a) reports were filed on a timely basis, except for late Form 3 filings for John Sheedy, Michael Layfield, David Nowak, Evita Ferreira, Faye McDermid and Kristen Haase. The late Form 3 filings resulted from administrative delays in obtaining required EDGAR access codes for the individuals listed above (excluding John Sheedy). The filing for
John Sheedy was also delayed due to a temporary government office closure.
Insider Trading Policy
Our insider trading policy establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code (officers, directors, and employees of the Fund, if any, the General Partner and the Investment Manager) are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the policy’s requirements. Covered persons, other than those who are unaffiliated with the General Partner, Manager or Brookfield, are prohibited from trading any securities of the Fund without receiving pre-clearance from the Legal and Compliance Group. The insider trading policy is filed as Exhibit 19.1 to this report, and the foregoing description is qualified by reference to such exhibit.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics which applies to our principal executive officer, principal financial officer, directors, officers and employees (if any), which is available on our website at: https://privatewealth.brookfield.com/fund/bpe. We intend to disclose any amendment to or waiver of our Code of Business Conduct and Ethics on behalf of an executive officer or director either on our website or in an 8-K filing.

Item 11. Executive Compensation
Compensation of Executive Officers
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the General Partner, the Manager or their affiliates, pursuant to the terms of the Investment Management Agreement and the Fund LPA, as applicable. Our day-to-day investment operations will be managed by the General Partner and the Manager. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Manager or its affiliates.
None of our executive officers will receive direct compensation from us. We will reimburse the General Partner, Manager and/or their affiliates for certain fees, costs and expenses as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses—Fund Expenses” above. Certain executive officers and Non-Independent Directors, through their financial interests in the General Partner and/or the Manager, are entitled to a portion of the profits earned by the General Partner and/or the Manager, which includes any fees, including compensation discussed herein, payable to the General Partner and/or the Manager under the terms of the Investment Management Agreement and the Fund LPA, as applicable, less expenses incurred by the General Partner and/or the Manager in performing their services under the Investment Management Agreement and the Fund LPA, as applicable.
Compensation of Directors
No compensation will be paid to the Fund’s directors that are officers or employees of Brookfield. The Fund will pay compensation to each Independent Director. Each Independent Director is entitled to compensation for his or her services as a director of the Fund in the amount of $150,000 per year, payable in cash or Class B-2 Units, at the Director’s election. We are also authorized to pay the reasonable out-of-pocket expenses of each Independent Director incurred by such director in connection with the fulfillment of his or her duties as an Independent Director.
The following table sets forth the compensation earned or paid by us to our directors for the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash	Unit Awards	Total
John Sheedy	$75,000	$—	$75,000
Kevin Schneider	75,000	—	75,000
Laura Newinski	75,000	—	75,000
Kristen Haase	—	—	—
David Nowak	—	—	—

Compensation Committee Interlocks and Insider Participation
We do not currently have a compensation committee or other board committee performing equivalent functions.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
As of February 28, 2026, the following table sets out certain ownership information with respect to the Fund's Units for each of our directors and executive officers and all directors and executive officers as a group. None of the Classes of Units of the Fund have voting power. The Directors and Executive Officers only hold Class B-2 Units.

Class B-2
Partnership Units
Beneficially Owned
Name and Address (i)	Number	% of Class
Kristen Haase	—	—*
John Sheedy (ii)	—	—*
Laura Newinski	1,486	10%
Kevin D. Schneider	1,486	10%
David Nowak	—	—*
Faye McDermid	—	—*
Casey Tushaus	—	—*
Adam Sachs	—	—*
Michael Layfield	—	—*
Evita Ferreira	—	—*
All Directors and Executive Officers as a Group (10 persons)	2,972	20%
*Less than one percent
i) The address for each of our directors and executive officers is c/o Brookfield Asset Management
Private Institutional Capital Adviser (Private Equity), L.P., 250 Vesey Street, New York, New York 10281.
ii) Mr. Sheedy beneficially owns an additional 6,000 units of Brookfield Private Equity Fund (Canada), an investment trust established under the laws of the Province of Ontario and feeder vehicle for BPE Lux.
Securities Authorized for Issuance Under Equity Compensation Plans
We do not have any equity compensation plans. For a description of equity awarded to our directors as part of our director compensation policy, see “—Item 11. Executive Compensation—Compensation of Directors.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons, Promoters and Certain Control Persons
Investment Management Agreement; Fund LPA
We have entered into the Investment Management Agreement with the Manager pursuant to which we will pay the Management Fee and the Manager will provide Expense Support to the Fund. We have also entered into the Amended and Restated Limited Partnership Agreement, pursuant to which the General Partner will be entitled to receive the Performance Participation Allocation. In addition, pursuant to the Investment Management Agreement and the Fund LPA, we will reimburse the Manager and General Partner for certain expenses as they occur. See “Part I. Item 1. Business—Investment Management Agreement” and “—Fund LPA.”
Related Party Transactions

During the year ended December 31, 2025, the Brookfield Investors entered into a series of Purchase and Sale Agreements with the Fund, whereby the Fund agreed to issue to such Brookfield Investors 30,780,788 Class B-1 Units in exchange for the completed sale and transfer of nine investments (the "Seed Investments"), with an aggregated purchase price of approximately $769.5 million. Pursuant to the redemption arrangement for the Class B-1 Units, during the first eighteen (18) months following the Initial Offering Date, the redemption price per Class B-1 Unit for redemptions by the Brookfield Investors may reflect a blended discount. This blended discount is determined based on the weighted average of individualized discount rates associated with each of the Seed Investments. Based on the net asset values of the Seed Investments as of December 31, 2025, the resulting blended discount was in excess of 6% . For additional information, refer to "Note 5 — Net Assets —Redemption of Class B-1 Units" in the "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-K.

Certain Business Relationships
We are subject to certain conflicts of interest arising out of our relationship with Brookfield, including the General Partner, the Manager and its affiliates. Certain members of the Board of Directors are also executives of Brookfield and/or one or more of its affiliates. There is no guarantee that the policies and procedures adopted by the Fund, the terms of the Fund LPA, the terms and conditions of the Investment Management Agreement, or the policies and procedures adopted by the Board of Directors, General Partner, the Manager, Brookfield and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest, or that the General Partner will resolve all conflicts of interest in a manner that is favorable to the Fund, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts or have any right to consent to them. See “ Part I. Item 1A. Risk Factors—Conflicts of Interest” including “—Buying and Selling Investments or Assets from Certain Related Parties,” and “—Other Collective Investment Vehicles; Allocation of Investment Opportunities,” for more information.
Statement of Policy Regarding Transactions with Related Persons
Our Board of Directors recognizes the fact that transactions with related persons may present risks of conflicts or the appearance of conflicts of interest. Our Board of Directors have adopted a written policy on transactions with related persons (the “Related Person Transaction Policy”). Under the Related Person Transaction Policy, the Independent Directors must review and approve or ratify any “related person transaction” (as defined below), including any material amendments or modifications to any “related person transaction”. A “related person transaction” is defined as any transaction that (i) would be required to be disclosed pursuant to Item 404(a) of Regulation S-K in which the Fund was or is to be a participant, (ii) the amount involved exceeds $120,000 in any fiscal year and (iii) in which any “related person” (as defined as paragraph (a) of Item 404 of Regulation S-K) had or will have a direct or indirect material interest, other than an employment relationship or transaction involving an executive officer and any related compensation or compensation paid to any director for service on the Board. A “transaction” includes, but is not limited to, any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangement or relationships.
In reviewing a related person transaction or proposed related person transaction, our Independent Directors shall consider all relevant facts and circumstances, including without limitation: (i) the relationship of the related person to the Fund, (ii) the nature and extent of the related person’s interest in the transaction, (iii) the material terms of the transaction, (iv) the business purpose of the transaction, (v) the importance and fairness of the transaction both to the Fund and to the related person, (vi) whether the transaction would likely impair the judgment of a director or executive officer to act in the best interest of the Fund, (vii) whether the value and the terms of the transaction are substantially similar as compared to those of similar transactions previously entered into by the Fund with non-related persons, if any, and (viii) any other matters that management or our Independent Directors deem appropriate.
In addition, the Related Person Transaction Policy provides that our Independent Directors, in connection with any approval or ratification of a related person transaction involving a non-employee director or director nominee, considers whether such transaction would compromise the director or director nominee’s status as (i) an “independent director” under the Fund LPA and governance guidelines; (ii) a “non-employee director,” as applicable, under Rule 16b-3 under the Exchange Act, if such non-employee director serves, or such non-employee nominee will serve, on the compensation committee of the Board, if any; or (iii) an independent director under Rule 10A-3 of the Exchange Act, if such non-employee director serves on the Audit Committee of the Board.
Promoters and Certain Control Persons
The Manager and the General Partner or Manager may be deemed promoters of the Fund. We will enter into the Investment Management Agreement with the Manager and the Fund LPA with the General Partner. The Manager, for its investment management and its administrative services to us, will be entitled to receive the Management Fee in addition to the reimbursement of certain Fund Expenses. The General Partner will also be entitled to receive the Performance Participation Allocation, as described herein. In addition, under the Investment Management Agreement and Fund LPA, to the extent permitted by applicable law, we will indemnify the Manager and the General Partner and certain of their affiliates. See “Part I. Item 1. Business.”

Item 14. Principal Accountant Fees and Services
During the period from May 21, 2025 (date of formation) to December 31, 2025, Deloitte LLP (PCAOB ID No. 1208) served at our independent auditor.
The following table summarizes the aggregate fees for professional services provided by Deloitte LLP.

Period Ended
December 31, 2025
Audit Fees (i)	$307,500
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$307,500
(i) Audit Fees include fees for services that would normally be provided by the external auditor in connection with our audit of the Fund, including fees for services necessary to perform an audit or review in accordance with generally accepted auditing standards. This category also includes the audit of the Fund’s financial statements included in our registration statement on Form 10 and the review of the interim condensed financial statements included in our quarterly report on Form 10-Q.

Our Audit Committee Charter, which is available on our website at https://privatewealth.brookfield.com/fund/bpe under “Literature,” requires the Audit Committee to pre-approve all audit and permissible non-audit services to be provided by our independent registered public accounting firm in accordance with the charter of the Audit Committee. All services reported in the Audit, Audit-Related, Tax and All Other Fees categories above were approved by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this annual report.
1. Financial Statements:
See Part II. Item 8 above.
2. Financial Statement Schedules:
Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.
3. Exhibits:

Exhibit Number	Exhibit Description
3.1
Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Amendment No. 1 Form 10 filed with the SEC on August 22, 2025).

3.2	Certificate of Limited Partnership (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the SEC on July 1, 2025).
4.1*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Investment Management Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Amendment No. 1 to Form 10 filed with the SEC on August 22, 2025).
10.2
Dealer-Manager Agreement, dated as of October 28, 2025 among Brookfield Private Equity Fund LP, Brookfield Private Equity TE Feeder Fund LP and Brookfield Oaktree Wealth Solutions LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2025).

19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________
* Filed herewith.
** Furnished herewith.
The agreements and other documents filed as exhibits to this Annual Report on Form 10-K are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brookfield Private Equity Fund LP
Date: March 27, 2026		/s/ Casey Tushaus
	Name:	Casey Tushaus
	Title:	Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of March, 2026.

/s/ David Nowak
David Nowak, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Casey Tushaus
Casey Tushaus, Treasurer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Kevin Schneider
Kevin Schneider, Director

/s/ John Sheedy
John Sheedy, Director

/s/ Laura Newinski
Laura Newinski, Director

/s/ Kristen Haase
Kristen Haase, Director

/s/ David Nowak
David Nowak, Director