Form 10-Q
period 2026-03-31
Brookfield Private Equity Fund LP
filed 2026-05-13
CIK 2074065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission file number 000-56760
Brookfield Private Equity Fund LP
(Exact Name of Registrant as Specified in Its Charter)

Delaware	39-2276289
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
225 Liberty Street New York, New York	10281
(Address of principal executive offices)	(Zip Code)
(855) 777-8001
(Registrant’s telephone number, including area code)
Former Address
(250 Vesey Street, New York, New York)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, the registrant had the following limited partnership units outstanding: 0 units of Class D, 2,827,234 Units of Class I, 1,673,123 Units of Class S, 23,162 units of Class B-2 and 25,966,907 units of Class B-1.

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
•the term “Dealer-Manager” means Brookfield Private Wealth LLC (f/ka Brookfield Oaktree Wealth Solutions LLC), the Dealer-Manager for the Fund;
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
Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Fund that its plans and objectives will be achieved. These risks and uncertainties include those described or identified elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the period ended December 31, 2025 filed on March 27, 2026 with the U.S. Securities and Exchange Commission (the “SEC”), as such factors may be updated from time to time in our filings with the SEC, which are accessible on the SEC’s website at www.sec.gov or on our website at https://privatewealth.brookfield.com/fund/bpe. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our other filings should not be regarded as a representation by us that our plans and objectives will be achieved. These projections and forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q. The Fund assumes no duty and does not undertake to update the forward-looking statements, except as required by applicable law. Our actual results may differ significantly from any results expressed or implied by these forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Brookfield Private Equity Fund LP
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in thousands except Units)

	March 31, 2026	December 31, 2025
Assets
Investments at Fair Value (Cost $851,961 as of March 31, 2026; $769,520 as of December 31, 2025)	$876,734	$779,427
Cash	37,704	17,534
Derivative Assets at Fair Value	2,660	1,070
Due from Affiliates	2,064	1,704
Interest Receivable	229	55
Total Assets	$919,391	$799,790

Liabilities
Due to Affiliates	$8,485	$6,728
Promissory Note Payable	25,208	—
Credit Facility Payable	37,628	—
Class B-1 Redemptions Payable to Affiliates	45,086	54,576
Class B-1 Redemption Discount Payable	778	2,541
Performance Participation Allocation Payable	632	20
Servicing Fees Payable	600	172
Income Tax Payable	57	—
Deferred Tax Liabilities, Net	20,514	16,596
Total Liabilities	$138,988	$80,633

Commitments and Contingencies (Note 7)

Net Assets
Limited Partnership Unit - Class I Units, unlimited Units authorized (2,719,860 Units issued and outstanding as of March 31, 2026; 291,600 Units issued and outstanding as of December 31, 2025)	$71,437	$7,346
Limited Partnership Unit - Class S Units, unlimited Units authorized (1,496,510 Units issued and outstanding as of March 31, 2026; 398,100 Units issued and outstanding as of December 31, 2025)	38,594	9,859
Limited Partnership Unit - Class B-1 Units, unlimited Units authorized (25,966,907 Units issued and outstanding as of March 31, 2026; 28,478,474 Units issued and outstanding as of December 31, 2025)	669,881	701,659
Limited Partnership Unit - Class B-2 Units, unlimited Units authorized (18,469 Units issued and outstanding as of March 31, 2026; 11,600 Units issued and outstanding as of December 31, 2025)	491	293
Total Net Assets	$780,403	$719,157
Total Liabilities and Net Assets	$919,391	$799,790

See accompanying notes to the Condensed Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Condensed Consolidated Statement of Operations (Unaudited)
(Dollars in thousands)

Three Months Ended March 31, 2026
Income
Investment Income	$162
Other Income	515
Total Income	677
Expenses
Professional Fees	1,325
Performance Participation Allocation	612
Management Fees	246
Organizational Expenses	212
Directors' Fees	120
Other Expenses	72
Administration Fees	59
Interest Expense	54
Total Expenses	$2,700
Management Fees Waived	(246)
Expense Support	(358)
Net Expenses	$2,096
Net Investment Income (Loss) Before Income Tax Benefit	(1,419)
Income Tax Benefit	160
Net Investment Income (Loss)	$(1,259)
Net Change in Unrealized Gains (Losses):
Net Change in Unrealized Gain (Loss) on Investments	14,866
Net Change in Unrealized Gain (Loss) on Derivative Instruments	1,590
Net Change in Unrealized Gains (Losses) on Investments and Derivative Instruments	16,456
Net Change in Unrealized Gains (Losses)	$16,456
Net Increase (Decrease) in Net Assets Resulting from Operations	$15,197

See accompanying notes to the Condensed Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Condensed Consolidated Statement of Changes in Net Assets (Unaudited)
(Dollars in thousands)

	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units	Total Net Assets(i)
Net Assets at December 31, 2025	$7,346	$9,859	$—	$701,659	$293	$719,157
Operations
Net Investment Income (Loss)	$(433)	$(243)	$—	$(583)	$—	$(1,259)
Net Change in Unrealized Gains (Losses) on Investments and Derivative Instruments	939	541	—	14,967	9	16,456
Net Increase (Decrease) in Net Assets Resulting from Operations	506	298	—	14,384	9	15,197
Capital Unit Transactions
Proceeds from Units Issued	61,791	27,939	—	—	175	89,905
Accrued Servicing Fees	—	(494)	—	—	—	(494)
Contributions for Units Issued	61,791	27,445	—	—	175	89,411
Capital Contribution on Purchase of Investment from Affiliate	1,742	957	—	16,977	12	19,688
Deferred Tax Liability on Purchase of Investment from Affiliate	(366)	(201)	—	(3,565)	(2)	(4,134)
Redemption of Units	—	—	—	(65,321)	—	(65,321)
Allocation of Redemption Discount	418	236	—	5,747	4	6,405
Net Assets at March 31, 2026	$71,437	$38,594	$—	$669,881	$491	$780,403
(i) Includes $0.1 attributable to General Partner interest.

See accompanying notes to the Condensed Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

Three Months Ended March 31, 2026
Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$15,197
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Interest Expense	54
Net Change in Unrealized (Gain) Loss on Investments	(14,866)
Net Change in Unrealized (Gain) Loss on Derivative Instruments	(1,590)
Purchases of Investments	(37,545)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	(174)
Decrease (Increase) in Due from Affiliates	(360)
Increase (Decrease) in Income Tax Payable	57
Increase (Decrease) in Deferred Tax Liabilities, Net	(216)
Increase (Decrease) in Due to Affiliates	1,691
Increase (Decrease) in Performance Participation Allocation Payable	612
Net Cash (Used in) Provided by Operating Activities	$(37,140)

Financing Activities
Proceeds from Issuance of Units	89,905
Proceeds from Credit Facility Payable	37,574
Payments of Class B-1 Redemptions to Affiliates	(70,169)
Net Cash (Used in) Provided by Financing Activities	$57,310

Cash
Net Increase (Decrease) in Cash During the Period	20,170
Cash, Beginning of Period	17,534
Cash, End of Period	$37,704

Supplemental Disclosure of Non-Cash Financing Activities:
Accrued Servicing Fees	$(494)
Class B-1 Redemptions Payable to Affiliates and Class B-1 Redemption Discount Payable	(58,916)
Promissory Note Payable	(25,208)
Capital Contribution on Purchase of Investment from Affiliate	(19,688)
Deferred Tax Liability on Purchase of Investment from Affiliate	(4,134)

See accompanying notes to the Condensed Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Condensed Consolidated Schedule of Investments as of March 31, 2026 (Unaudited)
(Dollars in thousands)

Name of Investments	Geography	Fair Value	Fair Value as a Percentage of Net Assets (v)
Portfolio Companies (i)
Business Services
Scientific Games Holdings LP (91,631,532 common shares)	North America	$156,952	20.1%
Nielsen (112,548 preferred shares)	North America	156,690	20.1%
CDK Global II LLC (8,080,598 common shares (Class A))	North America	134,474	17.2%
Brand Industrial Holdings Inc. (730,626 common shares)	North America	53,512	6.9%
Cherry Parent, LLC (25,000,000 preferred shares (Class A))	North America	44,896	5.8%
Other Investments in Portfolio Companies (ii)	North America	39,762	5.1%
Other Investments in Portfolio Companies (ii)	Europe	37,036	4.7%
Other Investments in Portfolio Companies (ii)	Rest of World	35,152	4.5%
Total Business Services		658,474
Industrials
DexKo Global Inc. (882 common shares)	North America	142,389	18.2%
Cupa Finance, S.L (1,078,271 common shares, 36,627,151 preferred shares)	Europe	55,314	7.1%
Total Industrials		197,703
Total Portfolio Companies (Cost: North America: $709,104, Europe: $95,674, Rest of World: $29,366) (iii)		$856,177
Private Debt
Other Investments in Debt (ii)(iv)	North America	20,557	2.6%
Total Debt (Cost: North America: $17,817) (iii)		$20,557
Total Investments		$876,734
Cash
Cash		37,704	4.8%
Total Cash		$37,704
Derivative Instruments
Foreign Currency Contracts		2,660	0.3%
Total Derivative Instruments		$2,660
Total Investments, Cash and Derivative Instruments		$917,098	117.5%
Liabilities in Excess of Other Assets		(136,695)	(17.5)%
Net Assets		$780,403	100.0%
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
(v) Fair Value as a Percentage of Net Assets may not add due to rounding.

See accompanying notes to the Condensed Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Condensed Consolidated Schedule of Investments as of December 31, 2025 (Unaudited)
(Dollars in thousands)

Name of Investments	Geography	Fair Value	Fair Value as a Percentage of Net Assets (v) (vi)
Portfolio Companies (i)
Business Services
Scientific Games Holdings LP (91,631,532 common shares)	North America	$156,932	21.8%
Nielsen (112,548 preferred shares)	North America	143,423	19.9%
CDK Global II LLC (8,080,598 common shares (Class A))	North America	134,448	18.7%
Brand Industrial Holdings Inc. (730,626 common shares)	North America	53,497	7.4%
Lightspeed Holdings US, LLC (2,085,576 common shares) (v)	North America	37,195	5.2%
Other Investments in Portfolio Companies (ii)	Rest of World	33,607	4.7%
Other Investments in Portfolio Companies (ii)	North America	2,043	0.3%
Total Business Services		561,145
Industrials
DexKo Global Inc. (882 common shares)	North America	142,162	19.8%
Cupa Finance, S.L (1,075,152 common shares, 36,627,151 preferred shares)	Europe	56,364	7.8%
Total Industrials		198,526
Total Portfolio Companies (Cost: North America: $664,208, Europe: $58,129, Rest of World: $29,366) (iii)		$759,671
Private Debt
Other Investments in Debt (ii)(iv)	North America	19,756	2.7%
Total Private Debt (Cost: North America: $17,817) (iii)		$19,756
Total Investments		$779,427
Cash
Cash		17,534	2.4%
Total Cash		$17,534
Derivative Instruments
Foreign Currency Contracts		1,070	0.1%
Total Derivative Instruments		$1,070
Total Investments, Cash and Derivative Instruments		$798,031	111.0%
Liabilities in Excess of Other Assets		(78,874)	(11.0)%
Net Assets		$719,157	100.0%
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
(v) Certain comparative figures have been updated to conform to the Fund's current period's presentation.
(vi) Fair Value as a Percentage of Net Assets may not add due to rounding.

See accompanying notes to the Condensed Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Notes to Consolidated Financial Statements (Unaudited)
1. Organization
Brookfield Private Equity Fund LP a Delaware limited partnership, formed on May 21, 2025 (together with its consolidated subsidiaries, the "Fund"), is a private fund exempt from registration under Section 3(c)(7) of the U.S. Investment Company Act of 1940, as amended (the “1940 Act”). The Fund is governed by a limited partnership agreement signed on May 21, 2025, as amended and restated on August 21, 2025 (the “Partnership Agreement”). The Fund conducts a continuous private offering of its limited partnership units (“Units”) in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended, to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the 1940 Act). The Fund has filed a registration statement under Section 12(g) of the U.S. Securities and Exchange Act of 1934, as amended.
The Fund's investment objective is to seek to generate long-term capital appreciation. The Fund is expected to primarily invest alongside public and private investment vehicles that are managed by, or in the future may be managed by, Brookfield Asset Management Ltd., a corporation organized under the laws of British Columbia, Canada ("BAM"), Brookfield Corporation, a corporation organized under the laws of Ontario, Canada ("Brookfield Corporation"), Brookfield Wealth Solutions Ltd., a corporation organized under the laws of Bermuda ("BWS" and together with BAM, Brookfield Corporation and each of their respective affiliates, "Brookfield") and/or through its own stand-alone investments across Brookfield’s private equity strategies, including controlled, non-controlled and structured investments. The Fund may also invest in loans, bonds, evidence of indebtedness, debt securities (including convertible debt), public equities or other types of debt or debt-like instruments. The Fund will generally seek to invest 80-85% of its total assets in direct and secondary private equity investments and primary commitments in investment funds and 15-20% of its total assets in a public securities portfolio.
The Fund has been structured as a perpetual vehicle, with monthly, fully funded subscriptions and quarterly redemptions. The Fund commenced investment operations and activities on July 3 and 4, 2025 with certain initial investments (“Seed Investments”) being contributed by Brookfield in exchange for Class B-1 Units, which were issued on September 29, 2025. On December 1, 2025, the Fund accepted its first subscriptions from third-party investors.
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
The Fund invests all or substantially all of its assets through its investment in BPEF US Aggregator (ON) LP (together with its consolidated subsidiaries, collectively referred to as the “Aggregator”). The Aggregator has the same investment objectives as the Fund and has been set up to aggregate all or substantially all of the Fund’s investments. As a consolidated controlled subsidiary of the Fund, the Aggregator’s results are included in the condensed consolidated financial statements of the Fund.
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

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Fund is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services‐Investment Companies (“ASC 946”). Accordingly, investments are measured at fair value in the Condensed Consolidated Statements of Assets and Liabilities, with changes in fair value recognized as Net Change in Unrealized Gain (Loss) on Investments and Net Realized Gain (Loss) on Investments in the Condensed Consolidated Statement of Operations. The condensed financial statements should be read in conjunction with the audited financial statements of Brookfield Private Equity Fund LP included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities Exchange Commission ("SEC").
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income, expenses, gains and losses during the reported periods. Changes in the economic environment, financial markets, creditworthiness of our portfolio companies, and any other parameters used in determining these estimates could cause actual results to differ materially. Such estimates include those used in the valuation of the Fund’s investments and financial instruments and the measurement of deferred tax balances. Actual results could differ from those estimates.
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

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
•Level III ‐ Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, valuations for comparable companies, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant judgment.
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
The Fund determines the fair value of its investments using the best information available under the circumstances, incorporating its own assumptions, including those market participants would likely use. This process involves a significant degree of judgment and considers both internal and external factors, including appropriate risk adjustments for non-performance and liquidity. Additional considerations include macroeconomic and industry conditions, potential transactions, external indications of value, investment performance, outlook, and related cash flow activity. In the absence of observable market prices, the Fund may use multiple valuation techniques and, where no external indication of value exists, may apply equal weighting across approaches. The selection and weighing of valuation methods may vary depending on specific facts and circumstances and shall be subject to change from time to time depending on the applicable asset. The values estimated by the Fund may differ significantly from values that would have been used had a readily available market for the investments existed and the differences could be material to the condensed consolidated financial statements.
The income approach is generally the Fund’s primary valuation approach for its private investments. Most commonly under the income approach, the discounted cash flow method is used, whereby the fair value of an investment is estimated based on the present value of the cash flows from the investment using reasonable

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Cash and Cash Equivalents
Cash represents cash held in banks. Cash equivalents represent short‐term, highly liquid investments with original maturities of three months or less. Interest income earned from cash held in operating accounts is reported as Other Income in the Condensed Consolidated Statement of Operations.
Foreign Currency
Assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the reporting date. Transactions denominated in foreign currencies, including purchases and sales of investments and income and expenses, are translated into U.S. dollar amounts on the date of those transactions. The Fund’s investments may be denominated in foreign currencies and thus, are subject to foreign currency exchange rate fluctuations. Adjustments arising from foreign currency transactions and translation of assets and liabilities denominated in foreign currencies are reflected in the Condensed Consolidated Statement of Operations.
The Fund does not separately report the effect of changes in foreign exchange rates on investments from changes in the fair values of those investments. Accordingly, such effects are included in Net Realized Gain (Loss) on Investments and Net Change in Unrealized Gain (Loss) on Investments in the Condensed Consolidated Statement of Operations.

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Segment Reporting
The Fund operates through a single reportable segment. The chief operating decision maker (the “CODM”) is the Fund’s Chief Executive Officer. The CODM assesses the performance of, allocates resources and makes operating decisions for the Fund primarily based on the Fund’s Net Increase (Decrease) in Net Assets Resulting from Operations. Reportable segment assets are reflected on the accompanying Condensed Consolidated Statements of Assets and Liabilities as Total Assets and reportable segment significant expenses reviewed by the CODM are listed on the accompanying Condensed Consolidated Statement of Operations.
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
Derivative Instruments
The Fund recognizes derivative instruments as assets or liabilities at fair value in its Condensed Consolidated Statements of Assets and Liabilities as Derivative Assets at Fair Value or Derivative Liabilities at Fair Value. Derivative instruments are valued based on contractual cash flows and observable inputs generally comprising of yield curves and foreign currency rates.
Unrealized gains and losses are presented in Net Change in Unrealized Gain (Loss) on Derivative Instruments on the Condensed Consolidated Statement of Operations. When a derivative instrument is settled through either delivery or offset by entering into another derivative instrument contract, the Fund recognizes realized gains or losses equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it was closed.
As of March 31, 2026, the Fund had not designated any derivative instruments as fair value, cash flow or net investment hedges for accounting purposes. Further information on derivative instruments can be found within Note 4. “Derivative Instruments”.
Income Recognition
Income is recognized and recorded as earned. To date, the Fund has earned Interest Income on cash held in operating accounts and dividends from portfolio companies.
Organizational, Offering and Other Fund Expenses
Prior to the first anniversary of December 1, 2025, (the "Initial Offering Date”), Organizational Expenses, offering expenses and certain other fund expenses, including Directors' Fees, Professional Fees, and Administration Fees, may be funded by the Manager in its sole discretion. The Fund may reimburse the Manager for these advanced expenses ratably over the sixty (60) months following the first anniversary of the Initial Offering Date and the Manager, in its sole discretion, may voluntarily waive such reimbursement. After the first anniversary of the Initial Offering Date, organizational and certain other fund expenses will be recorded as incurred. To the extent these expenses are funded by the Manager, a payable to the Manager is recognized as Due to Affiliates on the Condensed Consolidated Statements of Assets and Liabilities.
Expense Support
For the eighteen-month period following the Initial Offering Date, the Manager has agreed to forgo an amount of its monthly Management Fee to offset specified expenses and/or pay, absorb, or advance certain

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
expenses of the Fund, such that the annual expenses borne by the Fund (excluding Management Fees, servicing fees, Performance Participation Allocation (as defined in Note 6. “Related Party Transactions”), taxes, and other excluded items) do not exceed 0.70% of the Fund's net assets annualized as of the end of each calendar month. The Fund has agreed to carry forward the amount of any foregone management fee and expenses paid, absorbed or reimbursed by the Manager, for repayment to the Manager when and if requested by the Manager, but only if and to the extent that such expenses do not exceed 0.70% of the Fund's net assets annualized as of the end of each calendar month. The amount of expenses the Manager has absorbed pursuant to this arrangement is reported as Expense Support on the Condensed Consolidated Statement of Operations and Due from Affiliates on the Condensed Consolidated Statements of Assets and Liabilities. Refer to Note 6. “Related Party Transactions” for more information.
Management Fees Waived
The Manager has agreed to waive the Management Fees (as defined in Note 6. “Related Party Transactions”) for a period of twelve months from the Initial Offering Date. The waived Management Fees are reported in Management Fees Waived on the Condensed Consolidated Statement of Operations. Refer to Note 6. “Related Party Transactions” for more information.
Servicing Fees
Pursuant to the Dealer-Manager Agreement (the "Dealer-Manager Agreement") dated October 28, 2025 and entered into between the Fund and Brookfield Private Wealth LLC (formerly known as Brookfield Oaktree Wealth Solutions LLC effective January 1, 2026) a broker-dealer (the “Dealer-Manager” or "BPW"), the Fund will pay the Dealer-Manager servicing fees equal to 0.85% of the NAV per annum for the Class S Units, and 0.25% of the NAV per annum for the Class D Units, in each case, accrued and payable monthly. No servicing fees are payable for the Class I Units or the Brookfield Units. In calculating the Servicing Fees, the Fund will use the NAV of the Units before giving effect to any accruals for Management Fees, redemptions, if any, for that month and distributions payable on such Units. The Dealer-Manager anticipates that all or a portion of the servicing fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
The Fund accrues the cost of the servicing fees for the estimated life of the Units upon issuance of Class S Units and Class D Units directly in the Condensed Consolidated Statement of Changes in Net Assets. The calculation of the estimated servicing fees to be paid in future periods includes the use of significant estimates, including the determination of the total estimated life of the Units and their market expectations. The corresponding payable is recognized as Servicing Fees Payable on the Condensed Consolidated Statements of Assets and Liabilities. Refer to Note 6. "Related Party Transactions” for more information.
Performance Participation Allocation
The Performance Participation Allocation is measured annually, paid quarterly, and expensed as incurred through monthly accruals. The related Performance Participation Allocation Payable is recognized on the Condensed Consolidated Statements of Assets and Liabilities. For more information, see Note 6. "Related Party Transactions."
Redemption of Class B-1 Units
Class B-1 Units received by Brookfield Investors in connection with Seed Investments are subject to redemption terms pursuant to the monthly redemption arrangement for Class B-1 Units. Under the monthly redemption arrangement, as of the last calendar day of each month, the Fund may redeem Class B-1 Units from Brookfield Investors in an amount determined by the General Partner in its sole discretion. For 18 months following the Initial Offering Date, the Class B-1 Units are redeemed at the lesser of (i) NAV per Class B-1 Unit and (ii) the current value of the remaining Seed Investments less a blended discount divided by the number of Class B-1 Units outstanding. On the first day of the calendar month following the redemption of Class B-1 Units, holders of all current Units of the Fund accrete a portion of the discount based on their proportionate holdings. The allocation of redemption discount among Classes of Units has been recognized as Allocation of Redemption Discount in the Condensed Consolidated Statement of Changes in Net Assets. The redemption

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
discount relating to redemptions taking place on March 31, 2026 that will be allocated to Unitholders on April 1, 2026 has been recognized on the Condensed Consolidated Statements of Assets and Liabilities as Class B-1 Redemption Discount Payable. Refer to Note 5. "Net Assets" for more information.
Total redemptions of Class B-1 Units that remain unpaid to Brookfield Investors are recognized as Class B-1 Redemptions Payable to Affiliates on the Condensed Consolidated Statements of Assets and Liabilities.
Income Taxes
The Fund is treated as a partnership for U.S. federal income tax purposes. As a partnership, the Fund is generally not directly subject to U.S. federal or state income taxes. Instead, each partner is individually responsible for reporting their share of the Fund’s taxable income or loss on their respective income tax returns. It is possible, however, that the Fund may be considered a publicly traded partnership and not meet the qualifying exception in certain years. In such a scenario, the Fund would be treated as a publicly traded partnership taxed as a corporation, rather than as a partnership. The investors in the Fund would be treated as shareholders in a corporation, and the Fund would become a taxable corporation for U.S. federal, state and/or local income tax purposes. The Fund would be required to pay income tax at corporate rates on its net taxable income.
The Fund also operates, in part, through subsidiaries that are treated as corporations for U.S. and non-U.S. tax purposes and are therefore subject to U.S. federal, state, and/or local income taxes at the subsidiary level, including entities that function as corporate blockers. As a result, tax provisions and deferred tax balances have been recognized based on the tax attributes of each of the entities within the Fund. Refer to Note 8. "Income Taxes” for more information.
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
Uncertain Tax Positions
The Fund recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority, based solely on its technical merits. If this threshold is met, the recognized benefit is measured as the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement. Tax positions are reassessed each reporting period as new information becomes available. The Fund’s policy is to record interest and penalties, if applicable, as a component of the Income Tax Benefit on the Condensed Consolidated Statement of Operations. Refer to Note 8. "Income Taxes” for more information.
Recent Accounting Pronouncements
In December 2025, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2025-11, Interim Reporting, which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting. The ASU specifies when an entity is subject to ASC 270, and addresses the form and content of financial statements and interim disclosures requirements. The ASU clarifies that an entity must disclose events since the end of the last annual reporting period that have had a material impact. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and early adoption is permitted. The Fund did not early adopt ASU 2025-11 and is currently evaluating the impact on its condensed consolidated financial statements.

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
3. Investments and Fair Value Measurements
During the three months ended March 31, 2026, the Fund acquired interests in two additional portfolio companies, increasing the total number of Investments to eleven (nine investments as of December 31, 2025). The following table summarizes the valuation of the Fund’s investments by the fair value hierarchy levels as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level I	Level II	Level III	Total Fair Value
Portfolio Companies	$—	$—	$856,177	$856,177
Debt Investments	—	—	20,557	20,557
Derivative Assets	—	2,660	—	2,660
Cash	37,704	—	—	37,704
Total	$37,704	$2,660	$876,734	$917,098

	December 31, 2025
	Level I	Level II	Level III	Total Fair Value
Portfolio Companies	$—	$—	$759,671	$759,671
Debt Investments	—	—	19,756	19,756
Derivative Assets	—	1,070	—	1,070
Cash	17,534	—	—	17,534
Total	$17,534	$1,070	$779,427	$798,031
For the three months ended March 31, 2026, the following table presents changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	January 1, 2026 to March 31, 2026
	Portfolio Companies	Debt Investments
Balance as of January 1, 2026	$759,671	$19,756
Purchase of Investments	62,753	—
Capital Contribution on Purchase of Investment from Affiliate	19,688	—
Net Change in Unrealized Gain (Loss) on Investments	14,065	801
Balance, End of Period	$856,177	$20,557

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The following summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of March 31, 2026:

	Quantitative Information about Level III Fair Value Measurements
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an increase in input
Portfolio Companies	$856,177	Discounted Cash Flows	WACC(i)	10.3% - 18.7%	11.8%	Decrease
.			Terminal Multiple	8.7x - 18.0x	11.6x	Increase
		Hypothetical Liquidation Approach	EBITDA Multiple	7.7x - 7.7x	7.7x	Increase
		Transaction Pricing	N/A	N/A	N/A
Private Debt Investments	20,557	Cost Plus Accrued Interest	N/A	N/A	N/A	N/A
Total Investments	$876,734
(i) Weighted-Average Cost of Capital.

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
(i) Weighted-Average Cost of Capital.

4. Derivative Instruments
In the normal course of business, the Fund enters into derivative instruments to achieve certain risk management objectives. These instruments primarily include forward currency contracts. A foreign currency forward contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. The Fund utilizes forward currency contracts to hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated investments or to facilitate settlement of foreign currency denominated transactions. Foreign currency forward contracts involve elements of market risk in excess of the amounts reflected on the Condensed Consolidated Statements of Assets and Liabilities.
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

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value of the foreign exchange contracts (in thousands):

	March 31, 2026		December 31, 2025
	Fair Value	Notional	Fair Value	Notional
Derivative Assets
Foreign Currency Forward Contracts (EUR)	$2,312	€63,006	$1,070	€63,006
Foreign Currency Forward Contracts (GBP)	348	£36,826	—	£—
	$2,660		$1,070
5. Net Assets
Partners’ Capital
At the direction of the General Partner, the Fund has the authority to issue an unlimited number of Units of each Unit Class (as defined below).
As of March 31, 2026, the Fund offers three classes of limited partnership units to third-party investors (“Investor Units”): Class D (“Class D” or the “Class D Units”), Class I (“Class I” or the “Class I Units”) and Class S (“Class S” or the “Class S Units”). In addition, the Fund has authorized for issuance of Class B-1 (“Class B-1” or the “Class B-1 Units”) and Class B-2 (“Class B-2” or the “Class B-2 Units”) and together with Class D, Class I, and Class S, each a “Class” or a "Unit Class". "Brookfield Units" include Class B-1 Units, Class B-2 Units and any other class or series of Units designated by the General Partner as Brookfield Units. The key differences among each Unit Class relate to the ongoing servicing fees and Performance Participation Allocation.
Unit issuances related to monthly subscriptions are effective the first calendar day of each month. The following table presents transactions in the Fund’s Units during the three months ended March 31, 2026:

	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units	Total
Units Outstanding as of December 31, 2025	291,600	398,100	—	28,478,474	11,600	29,179,774
Units Issued	2,428,260	1,098,410	—	—	6,869	3,533,539
Units Redeemed	—	—	—	(2,511,567)	—	(2,511,567)
Units Outstanding as of March 31, 2026	2,719,860	1,496,510	—	25,966,907	18,469	30,201,746
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

Under the Fund LPA, investors are not admitted as limited partners and Units are not deemed issued until the applicable subscription date, which is generally the first day of each month following acceptance of the completed subscription documents. Subscription proceeds received in advance do not result in the issuance of

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Units and no capital accounts are established until the subscription date. Accordingly, subscription proceeds received in advance are recognized as a payable in the financial statements until the Units are issued.

Redemption of Investor Units and Class B-2 Units
At the sole discretion of the General Partner and in accordance with the Partnership Agreement the Fund has implemented a redemption program (“Redemption Program”) to allow for redemptions of Investor Units and the Class B-2 Units, on a quarterly basis, up to 5% of the Fund's aggregate net asset value attributable to all Classes of Units outstanding. The General Partner may, in its discretion and in accordance with the Partnership Agreement, cause the Fund to exceed the 5% quarterly redemption limitation in any calendar quarter. The General Partner may amend or suspend the Redemption Program if in its reasonable judgment it deems such actions to be in the Fund’s best interest, including but not limited to tax, regulatory or other structuring reasons.
The Redemption Program for Investor Units commenced on January 1, 2026, i.e. during the first full quarter following the Initial Offering Date. Any redemption requests for Units that have not been outstanding for at least two (2) years will be subject to an early redemption fee equal to 5% of the Transactional NAV of the Units being redeemed (calculated as of the redemption date) for the benefit of the Fund and therefore indirectly its Unitholders. The two-year holding period is measured from the original subscription date to the first day of the month immediately following the redemption date.
There were no redemption requests for Investor Units and Class B-2 Units during the three months ended March 31, 2026.
Redemption of Class B-1 Units
As of March 31, 2026 the Fund had 25,966,907 Class B-1 Units outstanding and subject to redemption (December 31, 2025 - 28,478,474 Class B-1 Units). As of the last calendar day of each month, the Fund may redeem Class B-1 Units from the Brookfield Investors in an amount determined by the General Partner in its sole discretion.
During the three months ended March 31, 2026, 2,511,567 Class B-1 Units were redeemed at an aggregate value of $65.3 million. As the Class B-1 Units were redeemed at a blended discount to NAV in excess of 6%, a total redemption discount of $6.4 million was allocated and attributed to Unitholders as of March 31, 2026. This amount consists of $2.5 million related to Class B-1 redemptions on December 31, 2025, allocated on January 1, 2026, and $3.9 million related to Class B-1 redemptions on January 31, 2026 and February 28, 2026. An additional $0.8 million related to Class B-1 redemptions on March 31, 2026 will be allocated to Unitholders on April 1, 2026.
During the three months ended March 31, 2026, the Fund made redemption payments to Brookfield Investors totaling $70.2 million. As of March 31, 2026, remaining Class B-1 Redemptions Payable to Affiliates were $45.1 million.
The redemption price per Class B-1 Unit for redemptions from Brookfield Investors for the first 18-month period after the Initial Offering Date of December 1, 2025, is the lesser of (1) the then-current Transactional NAV per Class B-1 Unit and (2) the amount determined by dividing (A) the then-current fair value of the remaining Seed Investments determined in accordance with the Fund’s valuation policy less an agreed upon blended discount determined as a product of individualized rates associated with each of the Seed Investments, by (B) the total number of outstanding Units of Class B-1 Units, in each case as of the last calendar day of the applicable month. After the first 18-month period, Class B-1 Units will be redeemed at the Transactional NAV. Any benefit resulting from the redemption proceeds being less than the Transactional NAV of the Class B-1 Units at the time of redemption will be retained by the Fund and the holders of all classes of Units, and may be applied for any purpose permitted under the Fund’s governing agreements.

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
For the three months ended March 31, 2026, the Fund accrued Performance Participation Allocation of $0.6 million. As of March 31, 2026, this amount was recognized as Performance Participation Allocation Payable on the Condensed Consolidated Statements of Assets and Liabilities.
Investment Management Agreement, Management Fee
On August 21, 2025, the Fund entered into an investment management agreement (the “Investment Management Agreement”) with the Manager. The Manager provides investment management services to the Fund, including identifying, structuring, and monitoring investments, arranging financing, and coordinating third-party services, during the terms of the Fund.
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
For the three months ended March 31, 2026 the Fund accrued Management Fees of $0.2 million, which were fully waived by the Manager.
Servicing Fees
The Fund entered into the Dealer-Manager Agreement on October 28, 2025 with Brookfield Private Wealth LLC, a broker-dealer that is an indirect wholly owned subsidiary of Brookfield Corporation, in which the

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Dealer-Manager agrees to manage the Fund’s relationships with third-party brokers and financial advisors engaged by the Dealer-Manager to participate in the distribution of Units. In exchange for its services the Dealer-Manager will receive certain servicing fees. Class S Units will incur servicing fees equal to 0.85% of the NAV and Class D Units will incur servicing fees equal to 0.25% of the NAV, both accrued per annum and payable monthly. No servicing fees will be payable with respect to Class I Units or Brookfield Units.
The Fund accrues the cost of servicing fees for the total estimated life of the Units as an offering cost at the time Class S and Class D Units are sold. As such, during the three months ended March 31, 2026, the Fund accrued $0.5 million in servicing fees in relation to Class S Units issued during the period. There were no Class D Units issued during the three months ended March 31, 2026, and, as a result, nil servicing fees were accrued for such units. The Fund was charged a total of $0.1 million in servicing fees related to Class S Units during the three months ended March 31, 2026, and Servicing Fees Payable as of March 31, 2026 was $0.6 million ($0.2 million as of December 31, 2025).
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
For the three months ended March 31, 2026, the Fund incurred $1.8 million in expenses subject to the Expense Support agreement. As of March 31, 2026, expenses incurred for the fiscal year to date in excess of 0.70% of the Fund's transactional NAV were $0.4 million, which have been absorbed by the Manager and recorded as Expense Support on the Condensed Consolidated Statement of Operations.
As of March 31, 2026, the Fund recorded $2.1 million Due from Affiliates related to advances made by the Manager on behalf of the Fund. This comprises $0.4 million in relation to expenses which were absorbed by the Manager for the three months ended March 31, 2026, and $1.7 million in relation to expenses which had previously been absorbed by the Manager as at December 31, 2025. The amounts are subject to possible future recoupment.
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

For the three months ended March 31, 2026, the Fund accrued $0.2 million for Organizational Expenses, $1.3 million for Professional Fees, and $0.3 million for Directors' Fees and other expenses in Due to Affiliates, representing the amounts paid by the Manager on behalf of the Fund.

Administration Fees
The Fund entered into an Administration Agreement with BOWS Administrator LLC effective as of December 1, 2025 to provide certain administrative services in connection with the management of the Fund's operations, under which the Fund pays an administration fee (the “Administration Fees”). A rate of 0.03% on the Fund's net asset value will be charged when the Fund's net asset value is equal to or exceeds $500 million. When the Fund's net asset value is less than $500 million, a flat fee of $0.2 million will be charged, with fees accrued monthly, and paid quarterly. For the three months ended March 31, 2026 the Fund accrued $0.1 million in Due to Affiliates for Administration Fees.

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Acquisition of Investments and Capital Contribution
During the three months ended March 31, 2026, the Fund acquired two investments for a total purchase price of $62.8 million. One of the investments was acquired from a Brookfield affiliate at a discount, in which a $19.7 million non-cash capital contribution has been recognized and recorded as a capital unit transaction, allocated to the Fund's Unitholders.
Promissory Note Payable

On March 1, 2026, Brookfield Private Equity Cherry Holdings US LP ("BPE Cherry Holdings LP"), a consolidated wholly owned subsidiary of the Fund, entered into a promissory note agreement (the "Promissory Note") with BSS Painting Holdings LLC, an affiliate, for a principal amount of $25.2 million for purposes of the acquisition of a new investment in March 2026.

As of March 31, 2026, the Fund had $25.2 million outstanding under the Promissory Note Payable. The note is non-interest-bearing, payable on demand, and may be prepaid in whole or in part at any time without notice, penalty or bonus. The carrying amount outstanding on the Promissory Note as of March 31, 2026, approximates its fair value. The Promissory Note has no mandatory repayments over its term and has no stated maturity date.

Credit Facility Payable
On March 3, 2026, the Fund and the Feeder entered into a two-year unsecured, revolving credit agreement (the "Credit Facility") as guarantors with Brookfield Private Equity Group Manager Holdings LP ("BPEG Manager Holdings LP" or the "Lender"), as lender. An aggregate total principal amount of up to $500.0 million is available to be borrowed from the Lender between the Credit Facility and a corresponding credit facility entered into by BPE Lux and its related entities. The Fund must maintain a loan to value ratio of not more than 50%. The Credit Facility is uncommitted and structurally subordinated to additional future facilities or debt arrangements entered into by the Fund.

As of March 31, 2026, the Fund had $37.6 million outstanding under the Credit Facility that was drawn for the acquisition of a new investment in March 2026 and accounted for as Credit Facility Payable. Under the Credit Facility, borrowings are denominated in U.S. dollars and bear interest at one month adjusted term Secured Overnight Financing Rate (“SOFR”) plus a spread of 3.65% per annum. Interest on outstanding borrowings accrues and is paid-in-kind, resulting in an increase to the outstanding principal balance. As of March 31, 2026, the effective interest rate on borrowings outstanding was equal to the stated interest rate. The carrying amount outstanding under the Credit Facility as of March 31, 2026 approximates its fair value and this facility is classified as Level III within the fair value hierarchy.

The Credit Facility matures on March 3, 2028, unless there is an earlier termination or an acceleration following an event of default. The Credit Facility has no mandatory repayments over its term, however, the Fund may voluntarily repay any loans upon notice to BPEG Manager Holdings LP without a premium or penalty, subject to certain conditions. Under the terms of the Credit Facility, the Fund is subject to customary affirmative and negative covenants.
7. Commitments and Contingencies
The Fund may from time to time make capital commitments to investment funds managed by Brookfield or third-party managers. As of March 31, 2026 and December 31, 2025, the Fund had no material unfunded commitments related to future investments.
The Fund may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of March 31, 2026 and December 31, 2025, the Fund was not subject to any material litigation nor was the Fund aware of any material litigation threatened against it.

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
In the normal course of business, the Fund may enter into contracts that contain a variety of indemnification arrangements. The Fund’s exposure under these arrangements, if any, cannot be quantified. However, the Fund has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of March 31, 2026 and December 31, 2025.
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

As of March 31, 2026, the Fund has recognized Deferred Tax Liabilities, Net of $20.5 million ($16.6 million as of December 31, 2025), consisting of $22.2 million ($17.7 million as of December 31, 2025) of deferred tax liabilities related to temporary differences between financial statement carrying amounts and tax basis of assets, net of deferred tax assets of $1.7 million ($1.1 million as of December 31, 2025) relating to federal and state net operating losses. The Fund recognized $4.1 million of deferred tax liabilities in connection with the acquisition of an investment from an affiliate in March 2026, which was recorded as a capital unit transaction in the Condensed Consolidated Statement of Changes in Net Assets. The Fund recognized the remaining decline in deferred tax liabilities, net from January 1, 2026 to March 31, 2026 of $0.2 million within Income Tax Benefit on the Condensed Consolidated Statement of Operations as a result of an increase to deferred tax assets.
For the three months ended March 31, 2026, the Fund incurred current taxes of $0.1 million in relation to an investment acquired during the period. Other than the above noted investments, the Fund's effective federal statutory rate was 0.0%.
As of March 31, 2026 and December 31, 2025 the Fund has not identified any uncertain tax positions that require recognition or disclosure. The Fund files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Fund is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Fund does not believe the outcome of any future audit will have a material adverse effect on the Fund’s condensed consolidated financial statements.

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
9. Financial Highlights
The following are the financial highlights of the Fund attributed to each Class of Units for the three months ended March 31, 2026.

	Three Months Ended March 31, 2026 (e)
	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units
Per Unit Data
Net Asset Value per Unit, Beginning of Period (January 1, 2026)	$25.19	$24.76	$—	$24.64	$25.22
Net Investment Income (Loss)	(0.21)	(0.21)	—	(0.02)	(0.02)
Net Change in Unrealized Gain (Loss) on Investments and Derivative Instruments (a)	0.57	0.96	—	0.46	0.57
Net Increase in Net Assets Resulting from Investment Operations	0.36	0.76	—	0.44	0.55
Allocation of Capital Contribution on Purchase of Investment from Affiliate	0.64	0.64	—	0.64	0.64
Allocation of Deferred Tax Liability on Purchase of Investment from Affiliate	(0.13)	(0.13)	—	(0.13)	(0.13)
Allocation of Discount on Redemption	0.21	0.21	—	0.21	0.21
Net Increase in Net Assets Resulting from Capital Activity	0.72	0.72	—	0.72	0.72
Servicing Fees	—	(0.45)	—	—	—
Net Increase (Decrease) in Net Assets	1.08	1.03	—	1.16	1.26
Net Asset Value per Unit, End of Period (March 31, 2026)	$26.27	$25.79	$—	$25.80	$26.48

Units Outstanding at End of Period	2,719,860	1,496,510	—	25,966,907	18,469
Total Return Based on Net Asset Value (b)(c)	4.27%	4.16%	—%	4.70%	5.01%

Ratios to Weighted-Average Net Assets (b)
Total Expenses (d)	0.53%	0.54%	—%	0.24%	0.24%
Management Fees Waived	(0.29)%	(0.29)%	—%	—%	—%
Expense Support	(0.07)%	(0.07)%	—%	(0.04)%	(0.05)%
Performance Participation Allocation	0.72%	0.72%	—%	—%	—%
Total Expenses after Management Fees Waived and Expense Support	0.89%	0.90%	—%	0.20%	0.19%
Net Investment Income (Loss)	(0.79)%	(0.79)%	—%	(0.09)%	(0.08)%
(a) The amount shown for a Unit outstanding throughout the period may not agree to the net change in Unrealized Gains (Losses) on Investments for the period because of the timing of issuance of Units in relation to fluctuating market values for the portfolio.
(b) Percentages are not annualized.
(c) Total return is calculated for each Unit class as the change in the net asset value per each Unit class during the period, plus any distributions per Unit declared in the period, and assumes any distributions are reinvested in accordance with the Fund’s distribution reinvestment plan. Total return does not include upfront transaction fees, if any. Total return calculated on the Transactional NAV (see Performance Summary Section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for the same period was 4.9% for Class I, 4.7% for Class S, and 5.6% for Class B-1 and B-2, respectively.
(d) Total expenses ratio does not include the impact of tax expenses.
(e) Amounts may not add due to rounding.

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
10. Subsequent Events

In April 2026, the Fund completed a follow-on acquisition in an existing investment for approximately $65 million. The investment was acquired from an affiliate and funded by a promissory note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements of Brookfield Private Equity Fund LP included within this Quarterly Report on Form 10-Q.
In this Quarterly Report on Form 10-Q, references to the "Fund," "BPE," "we," "us" or "our" refer to Brookfield Private Equity Fund LP and its consolidated subsidiaries including the Aggregator, unless we specifically state otherwise or the context indicates otherwise.
Overview
The Fund is a Delaware limited partnership formed on May 21, 2025, and is a private fund exempt from registration under Section 3(c)(7) of the U.S. Investment Company Act of 1940, as amended (the "1940 Act"). The Fund was established to provide access to Brookfield’s global private equity platform, which seeks to invest in high-quality businesses where it expects to utilize an operationally focused approach to seek to enhance performance and cash flows.
The Fund conducts a continuous private offering of its limited partnership units (“Units”) in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the "Securities Act"), to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the 1940 Act). The Fund has filed a registration statement under Section 12(g) of the U.S. Securities and Exchange Act of 1934, as amended.
The Fund will generally seek to invest 80-85% of its total assets in investments in companies and private assets (“Direct Investments"), secondary market purchases of existing investments in other Brookfield Accounts or funds managed by third-party managers (“Secondary Investments") and capital commitments to investment funds managed by Brookfield or third-party managers (“Primary Commitments") and 15-20% of its total assets in a public securities portfolio. While the Fund is not limited by geography or sector, the Fund expects to primarily invest in North America and Europe, with a focus on industrials and business services. Investments may be made alongside other Brookfield Accounts, including co-investment vehicles, strategy-specific funds, and proprietary structures, and the Fund may also pursue stand-alone investments of such companies. Initially, subscriptions received will primarily be used for monthly redemptions of Class B-1 Units and not used to make public securities investments.
Recent Developments
As of March 31, 2026, BPE’s portfolio consists of eleven closed Investments with an aggregate fair value of $877 million, and two signed commitments with a combined value of $7 million. Performance of the portfolio continues to be supported by a focus on market-leading services and industrial businesses which generate resilient cash flows. The ongoing execution of Brookfield’s value creation initiatives to enhance profitability and cash flows is further underpinning returns of the portfolio.

The current investment backdrop differs meaningfully from the prior decade. Interest rates remain above pre-pandemic levels, leverage is being utilized more conservatively, and transaction multiples have compressed. We view this shift as constructive, which should reward well-capitalized, disciplined investors with the capability to drive operational improvement and earnings growth.

We are seeing attractive opportunities to deploy capital in today’s environment. BPE has a strong pipeline and we believe it is well positioned, leveraging Brookfield’s global operating and investment capabilities. We remain focused on building a diversified portfolio of essential businesses with operating leverage, positioning the portfolio to deliver long-term value for investors.

Performance Summary
Since inception on December 1, 2025 and during the first quarter of 2026, the Fund has delivered positive performance across all classes:

	March 31, 2026 (i)
Class	Year To Date Total Return	Inception to Date Total Return (ii)
Class I Units	4.9%	5.7%
Class S Units	4.7%	5.4%
Class D Units	—%	—%
Class B-1 Units	5.6%	7.2%
Class B-2 Units	5.6%	6.6%
i) Returns shown are not annualized and reflect the percent change in the Transactional NAV per unit from the beginning of the applicable period of the applicable Class, plus the amount of any distribution per unit declared in the period for which there were none as of March 31, 2026. Returns shown are reflective of each unit class and not of an individual investor. The Fund believes total return is a useful measure of overall investment performance of our Units.
ii) Inception to Date Total Return for Class B-1 Units is from the date of transfer of the Seed Investments in July 2025, with Class B-1 Units issued for the transfer on September 29, 2025. Class B-1 Units are held by Brookfield Investors (as defined below).
Investment Portfolio
As of March 31, 2026, the Fund’s portfolio consists of eleven investments that includes two newly acquired investments in the quarter and nine investments (the "Seed Investments") transferred to the Fund on July 3rd and 4th, 2025. As of March 31, 2026, the Fund's portfolio has an aggregate fair value of $877 million. Two new investments were signed as of March 31, 2026 and closed subsequent to the quarter. Investments representing more than 5% of the Fund's net asset value are comprised of:

Investment	Description
Brand Industrial Holdings Inc.	Provider of scaffolding and work access services
CDK Global II LLC	Technology and software services provider to automotive dealerships
Cherry Parent, LLC	Provider of commercial coating, painting and industrial flooring services
Cupa Finance, S.L	Vertically integrated provider of slate roofing tiles
DexKo Global Inc.	Manufacturer of engineered components for trailers and towable equipment
Nielsen	Audience measurement and analytics
Scientific Games Holdings LP	Services and technology provider to global lottery operators

The charts below present the diversification of the Fund’s composition of investments by geography, sector and investment type based on the fair value of the investments as of March 31, 2026. Business services includes technology services and infrastructure services.
Results of Operations
The Fund’s investment activity began in July 2025 with the transfer of the Seed Investments from Brookfield Investors and the first third-party investor subscriptions were received on December 1, 2025. Our key financial measures and the results of operations are discussed below:
Investment Income and Gain (Loss) on Investments and Derivative Instruments
The Fund generates income primarily from investments, including dividends, distributions and capital appreciation on Direct Investments and/or Secondary Investments. To a lesser extent, we also plan to generate revenue in the form of interest and dividend income from our investments in a public securities portfolio or cash held in operating cash accounts, which may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.
For the three months ended March 31, 2026, the Fund recognized $16.5 million in Net Change in Unrealized Gains (Losses) on Investments and Derivative Instruments, mainly driven by an increase of $14.9 million of unrealized gains on investments due to increases in investment fair values and $1.6 million of unrealized gains on derivative contracts.
For the three months ended March 31, 2026, the Fund did not dispose of any investments and, consequently, did not recognize any realized gains or losses. Additionally, the Fund earned $0.2 million from distributions received from a portfolio company during the period. The Fund earned interest income of $0.5 million from subscriptions received in the period held in cash operating accounts.
Expenses
For the three months ended March 31, 2026, the Fund incurred $2.7 million in total expenses, comprised of $1.3 million of Professional Fees, $0.6 million of Performance Participation Allocation (as defined in Note 6. "Related Party Transactions" in the "Notes to Financial Statements" included in this Quarterly Report on Form 10-Q), $0.2 million of Organizational Expenses, $0.1 million of Directors' Fees, and $0.1 million of

Administration Fees (as defined in Note 6. “Related Party Transactions" in the "Notes to Financial Statements") paid to a Brookfield affiliate, BOWS Administrator LLC. Professional Fees of $1.3 million are primarily comprised of audit, tax compliance, legal costs, regulatory filing fees, expenses incurred, charged or specifically attributed or allocated by the General Partner or the Investment Manager in performing administrative and/or accounting services for BPE, and fund administration fees.
The Manager has agreed to waive the Management Fees (as defined in Note 6. “Related Party Transactions" in the "Notes to Financial Statements" included in this Quarterly Report on Form 10-Q) for a period of twelve months from the Initial Offering Date. During the three months ended March 31, 2026, the Fund accrued Management Fees totaling $0.2 million. These fees were fully waived by the Manager and are presented as Management Fees Waived in the Condensed Consolidated Statement of Operations.
The Manager has agreed, at its discretion, to advance all or a portion of the Organizational Expenses and/or other fund expenses to be borne by the Fund through the first anniversary of the Initial Offering Date (the date on which the Fund first accepts third-party investors). The Fund may reimburse the Manager for all such advanced expenses ratably over the sixty months following the first anniversary of the Initial Offering Date. During the three months ended March 31, 2026, the Manager agreed to absorb $0.4 million of expenses it had advanced on behalf of the Fund, such that the total expenses borne by the Fund (excluding servicing fees, Management Fees, Performance Participation Allocation, taxes, and other excluded items) did not exceed 0.70% of the Fund's net assets annualized as of the end of each calendar month. As of March 31, 2026, the Fund recorded $2.1 million ($1.7 million as of December 31, 2025) in Due from Affiliates for expenses absorbed by the Manager, which are subject to possible future recoupment, and $8.5 million ($6.7 million as of December 31, 2025) in Due to Affiliates for expenses paid by the Manager on behalf of the Fund.
Provision for Taxes
As of March 31, 2026, the Fund recognized $20.5 million ($16.6 million as of December 31, 2025) in Deferred Tax Liabilities, Net in connection with certain intermediate entities which the General Partner reasonably expects will not be realized upon divestment of the underlying investment. As such, they are not reflected in the Transactional NAV. The Fund recognized $4.1 million of these deferred tax liabilities as a capital unit transaction resulting from a purchase of an investment from an affiliate in March 2026. The Fund recognized the change in Deferred Tax Liabilities, Net of $0.2 million for the three months ended March 31, 2026 within Income Tax Benefit on the Condensed Consolidated Statement of Operations for an increase to deferred tax assets.
Net Increase (Decrease) in Net Assets
For the three months ended March 31, 2026, the net increase in net assets resulting from investment operations was $15.2 million, primarily due to the increase in the fair value of investments and derivative instruments of $16.5 million, offset by $1.4 million of fund expenses (net of expense support) and $0.2 million in Income Tax Benefit.
For the three months ended March 31, 2026, the increase in net assets from capital unit transactions is primarily comprised of a $19.7 million capital contribution on the purchase of a new investment from a Brookfield affiliate in March, and $6.4 million in redemption discount allocated to Unitholders in the quarter. A total of $60.6 million of Class B-1 Unit redemptions were effective and due to affiliates: $15.6 million as of January 31, 2026, $37.5 million as of February 28, 2026 and $7.5 million as of March 31, 2026. Based on the net asset values of the Seed Investments as of January 31, 2026, February 28, 2026, and March 31, 2026, the resulting blended discount applied in connection with such redemptions were, in each case, in excess of 6%. For additional information, refer to "Note 5 - Net Assets - Redemption of Class B-1 Units" in the "Notes to Consolidated Financial Statements" included in this Quarterly Report on Form 10-Q.
Financial Condition, Liquidity and Capital Resources
The Fund generates cash primarily from (i) the net proceeds of our continuous Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.
Our primary use of cash will be for (i) making Investments, (ii) the cost of operations (including the Management Fee, Performance Participation Allocation and other fund expenses), (iii) debt service of any borrowings, (iv) periodic redemptions of Brookfield Units and Investor Units (see “Note 5 – Net Assets” in the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q), and (v) cash distributions, if any, to the holders of our Units.
To provide additional sources of capital, the Fund secured a new financing arrangement in March 2026. The Fund entered into a two-year revolving credit facility with a subsidiary of BAM, at a rate of an adjusted term SOFR + 3.65%, for an amount of up to $500.0 million. A draw was made to acquire an investment at the end of March 2026 for $37.5 million. A promissory note was also issued for the acquisition of an investment in March 2026. See "Note 6. Related Party Transactions - Promissory Note Payable" of the financial statements for further details.
As of March 31, 2026, the Fund had $37.7 million ($17.5 million as of December 31, 2025) in Cash, which represents cash received from subscriptions by third-party investors held in an operating cash account. During the three months ended March 31, 2026, Net Cash (Used in) Provided by Operating Activities was $(37.1) million, primarily from the acquisition of investments during the three months ended March 31, 2026. Net Cash (Used in) Provided by Financing Activities was $57.3 million, which reflects proceeds from the issuance of Units, net of amounts utilized towards the redemption of B-1 Units to Brookfield Investors during the three months ended March 31, 2026. Financing activities also reflect proceeds obtained from the Credit Facility Payable utilized to fund new investments during the three months ended March 31, 2026.
The Fund also holds foreign currency forward contracts to hedge against foreign exchange risk associated with non-U.S. dollar denominated investments. As of March 31, 2026, the Fund recognized derivative assets with a fair value of $2.7 million ($1.1 million as of December 31, 2025).
The Fund is expected to have sufficient liquidity available for investing activities, to conduct operations in the near term, and satisfy third-party redemptions if received, due to the cash on hand, the new credit facility in place with unused capacity and the continuous offering of Units. This determination is based in part on our expectations for the timing of funding future investment purchases, the timing and amount of future proceeds from sales of our Units and the use of existing and future financing arrangements.
Contractual Obligations and Commitments
For contractual obligations and commitments extending beyond March 31, 2026, see “Note 7 - Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
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
Subject to certain conditions, Class B‑1 Units may be redeemed on the last day of each calendar month at a blended discount during the 18‑month period following the Initial Offering Date, with the benefit of such discount applied ratably to all Unit Classes at the beginning of the following month. Accordingly, for purposes of the Fund's Transactional NAV, redemptions of Class B-1 Units and the associated discount on March 31, 2026 are not reflected in the Transactional NAV as of March 31, 2026, and will be recognized on April 1, 2026.
The following table provides the details of the major components of the Fund's Transactional NAV as of March 31, 2026:

Components of Transactional NAV	March 31, 2026 (a)
Investments at Fair Value	$876,734
Cash and Cash Equivalents	37,704
Derivative Assets at Fair Value	2,660
Interest Receivable	229
Other Assets	70
Servicing Fees Payable (b)	(67)
Promissory Note Payable	(25,208)
Credit Facility Payable	(37,574)
Performance Participation Allocation Payable	(632)
Class B-1 Redemptions Payable to Affiliates (c)	(37,543)
Transactional NAV	$816,373
(a) Dollars in thousands.
(b) Servicing fees are recognized as a reduction to Transactional NAV on a monthly basis as such fees are accrued. For GAAP NAV purposes, the Fund’s cost of unitholder servicing fees are accrued, as applicable, for the estimated life of the Units as an offering cost at the time Class S and Class D Units are issued. No Class D Units have been issued to third parties as of March 31, 2026.
(c) Redemptions of Class B-1 Units payable in relation to third-party subscriptions made in March 2026.
The Transactional NAV and Transactional NAV per Unit for each Class of the Fund as of March 31, 2026 was as follows:

	March 31, 2026
	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units	Total
Transactional NAV (a)	$71,888	$39,442	$—	$704,551	$492	$816,373
Number of Outstanding Units	2,719,860	1,496,510	—	26,277,260	18,469	30,512,099
Transactional NAV per Unit	$26.43	$26.36	$—	$26.81	$26.64
(a) Dollars in thousands.

Reconciliation of GAAP NAV to Transactional NAV

The following table reconciles the Fund’s GAAP NAV to the Fund’s Transactional NAV as of March 31, 2026:

March 31, 2026 (a)
GAAP NAV	$780,403
Adjustments:
Organizational Expenses and/or Fund expenses (b)	6,602
Servicing Fees Payable (c)	533
Class B-1 Redemption Discount Payable (d)	778
Deferred Tax Liabilities, Net of certain taxable intermediate entities (e)	20,514
Redemption of Class B-1 Units (d)	7,543
Transactional NAV	$816,373

(a) Dollars in thousands.
(b) Represents an adjustment to reflect the recognition of organizational, offering, and certain other fund expenses ratably over the 60-month reimbursement period following the first anniversary of the Initial Offering Date, net of expenses absorbed by the Manager.
(c) Represents an adjustment to reflect servicing fees for Class S Units accrued for the estimated life of the Units, net of servicing fees incurred during the three months ended March 31, 2026.
(d) Represents Class B-1 Unit redemptions as of March 31, 2026 and the associated discount on March 31, 2026 not reflected in the Transactional NAV as of March 31, 2026 which will be reflected in the April Transactional NAV.
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
With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgements, estimates and assumptions.
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
Oversight Process on Fair Value
Due to the importance of fair value throughout the Fund's condensed consolidated financial statements and the significant judgment required to be applied in arriving at those fair values, the Fund’s valuation process includes monthly positive assurance reviews and annual comprehensive reviews conducted by a qualified independent valuation advisor. The Fund maintains procedures for monitoring significant events that may affect fair value. All valuation policies and procedures are subject to periodic review and update by the General Partner and the BPE oversight group to ensure ongoing reliability and compliance with industry standards.
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
The Fund accrues the cost of the servicing fees for the estimated life of its Units as an offering cost at the time it sells Class S Units and Class D Units. The calculation of the estimated amount of servicing fees to be paid in future periods includes significant estimates including the estimated life of the Units held by a Unitholder and judgments including market expectations. Servicing Fees Payable as of March 31, 2026 is $0.6 million ($0.2 million as of December 31, 2025).
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
Recent Accounting Pronouncements
See “Note 2 – Summary of Significant Accounting Policies” in the "Notes to Condensed Consolidated Financial Statements" in “Part I. Item 1. Financial Statements" in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Fund is subject to financial market risks, including changes in fair values, foreign exchange, and interest rates. The Fund plans to invest primarily in Investments. Many of our Investments will not have a readily available market price, and we will value these Investments at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board in accordance with the Fund’s Valuation Policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.
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
The Fund holds investments, all of which are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio company while employing a consistently applied valuation process for the types of investments made by the Fund. Based on the fair value of the portfolio companies and private debt investments as of March 31, 2026, the Fund estimates that a 10%

decline in the fair value of such investments would result in a decline in the Net Change in Unrealized Gain (Loss) on Investments of $87.7 million.
Exchange Rate Risks
The Fund holds investments that are denominated in non-U.S. currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The Fund manages exposures to investments in foreign currencies by hedging such risks. As of March 31, 2026 the Fund held foreign currency contracts to hedge a change in exchange rates against the U.S. dollar. We estimate that as of March 31, 2026, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in a decline in the Net Change in Unrealized Gains (Losses) on Investments and Derivative Instruments of $0.2 million.
Interest Rate Risks
The Fund has exposure to interest rate risks through portfolio holdings in private debt investments and the use of leverage such as the credit facility that was entered into in March 2026, to acquire investments based on floating interest rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. In the event interest rates rise, the assumed cost of capital for portfolio companies would likely increase under the discounted cash flow analysis, which could negatively impact such investment’s valuations. These impacts could be substantial depending upon the magnitude of the change in interest rates and the length of time such rates remain elevated and may, in certain cases, offset positive increases in fair value changes on other investments. Further, increases in interest rates may over time result in lower valuations of certain debt investments whose interest rates are not variable and increased interest expense on borrowings outstanding under credit facilities that decrease Net Change in Unrealized Gain (Loss) on Investments.
As of March 31, 2026, the Fund has not entered into any derivative instruments or other arrangements to hedge an increase in interest rates. A one percentage point increase in interest rates would result in a decline of $0.01 million in Net Assets.

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
Our management, including our Chief Executive Officer and Treasurer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Treasurer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Fund’s registered public accounting firm due to a transition period established by rules of the SEC.

Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the period covered by this report, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
For information regarding the risk factors that could affect the Fund’s business, see the information under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2025, filed with the SEC on March 27, 2026. There have been no material changes to the risk factors previously disclosed in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
All sales of unregistered securities during the three months ended March 31, 2026 were previously disclosed.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider Trading Arrangements and Policies.
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Quarterly Report on Form 10-Q.
1. Financial Statements:
See Item 1 above.
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
10.1
Credit Agreement, dated as of March 3, 2026, by and among BPEF US Aggregator (ON) LP, as borrower, Brookfield Private Equity Fund LP and Brookfield Private Equity TE Feeder Fund LP, as guarantors and BPEG Manager Holdings LP, as lender (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2026).

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

Brookfield Private Equity Fund LP

Date: May 13, 2026	By:	/s/ David Nowak
David Nowak
Chief Executive Officer and President
(Principal Executive Officer)

Brookfield Private Equity Fund LP

Date: May 13, 2026	By:	/s/ Casey Tushaus
Casey Tushaus
Treasurer
(Principal Financial Officer and Principal Accounting Officer)