Form 10-Q
period 2026-06-30
Brookfield Private Equity Fund LP
filed 2026-08-13
CIK 2074065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, the registrant had the following limited partnership units outstanding: 0 Units of Class D, 3,466,577 Units of Class I, 2,127,477 Units of Class S, 25,877 Units of Class B-2 and 24,743,423 Units of Class B-1.

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
•the term “Parallel Funds” refers to one or more parallel vehicles established by, or at the direction of, Brookfield, to facilitate investment by certain investors, including to accommodate legal, tax, accounting, regulatory, compliance or certain other operational requirements, to generally invest alongside the Fund (as determined in the Manager’s discretion), but excluding BPE Lux; and
•the term “Unitholders” refers to holders of our limited partnership units (the “Units”). There are three classes of Units available to Fund investors that are not Brookfield Investors: Class D (“Class D” or the “Class D Units”), Class I (“Class I” or the “Class I Units”) and Class S (“Class S” or the “Class S Units”). Class B-1 (“Class B-1” or the “Class B-1 Units”) and Class B-2 (“Class B-2” or the “Class B-2 Units”) and together with Class D, Class I, and Class S, each a “Class” are held only by Brookfield, certain of its affiliates, related parties and employees and the Fund’s employees, officers and directors, and other persons as determined by the General Partner in its sole discretion and are not being offered to other investors. “Brookfield Units” include Class B-1 Units, Class B-2 Units and any other class or series of Units designated by the General Partner as Brookfield Units.

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
Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Fund that its plans and objectives will be achieved. These risks and uncertainties include those described or identified elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the period ended December 31, 2025 filed on March 27, 2026 with the U.S. Securities and Exchange Commission (the “SEC”), as such factors may be updated from time to time in our filings with the SEC, which are accessible on the SEC’s website at www.sec.gov or on our website at https://privatewealth.brookfield.com/fund/bpe. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our other filings and should not be regarded as a representation by us that our plans and objectives will be achieved. These projections and forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q. The Fund assumes no duty and does not undertake to update the forward-looking statements, except as required by applicable law. Our actual results may differ significantly from any results expressed or implied by these forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Brookfield Private Equity Fund LP
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in thousands except Units)

	June 30, 2026	December 31, 2025
Assets
Investments at Fair Value (Cost $928,937 as of June 30, 2026; $769,520 as of December 31, 2025)	$974,377	$779,427
Cash	102	17,534
Derivative Assets at Fair Value	2,463	1,070
Due from Affiliates	2,164	1,704
Dividend Receivable	707	—
Interest Receivable	29	55
Total Assets	$979,842	$799,790

Liabilities
Due to Affiliates	$10,066	$6,728
Promissory Notes Payable	96,485	—
Credit Facility Payable	38,337	—
Class B-1 Redemptions Payable to Affiliates	16,959	54,576
Class B-1 Redemption Discount Payable	2,084	2,541
Performance Participation Allocation Payable	1,212	20
Servicing Fees Payable	666	172
Income Tax Payable	353	—
Deferred Tax Liabilities, Net	21,489	16,596
Total Liabilities	$187,651	$80,633

Commitments and Contingencies (Note 7)

Net Assets
Limited Partnership Unit - Class I Units, unlimited Units authorized (3,122,677 Units issued and outstanding as of June 30, 2026; 291,600 Units issued and outstanding as of December 31, 2025)	$84,357	$7,346
Limited Partnership Unit - Class S Units, unlimited Units authorized (1,848,503 Units issued and outstanding as of June 30, 2026; 398,100 Units issued and outstanding as of December 31, 2025)	49,044	9,859
Limited Partnership Unit - Class B-1 Units, unlimited Units authorized (24,743,423 Units issued and outstanding as of June 30, 2026; 28,478,474 Units issued and outstanding as of December 31, 2025)	658,157	701,659
Limited Partnership Unit - Class B-2 Units, unlimited Units authorized (23,162 Units issued and outstanding as of June 30, 2026; 11,600 Units issued and outstanding as of December 31, 2025)	633	293
Total Net Assets	$792,191	$719,157
Total Liabilities and Net Assets	$979,842	$799,790

See accompanying notes to the Condensed Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands)

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	May 21, 2025 (Inception) to June 30, 2025
Income
Investment Income	$707	$869	$—
Other Income	322	837	—
Total Income	1,029	1,706	—
Expenses
Interest Expense	1,379	1,433	—
Professional Fees	1,370	2,695	—
Performance Participation Allocation	580	1,192	—
Management Fees	401	647	—
Directors' Fees	120	240	—
Administration Fees	62	121	—
Other Expenses	4	76	—
Organizational Expenses	—	212	—
Total Expenses	$3,916	$6,616	$—
Management Fees Waived	(401)	(647)	—
Expense Support	(100)	(458)	—
Net Expenses	$3,415	$5,511	$—
Net Investment Income (Loss) Before Income Tax Expense	(2,386)	(3,805)	—
Income Tax Expense	(1,272)	(1,112)	—
Net Investment Income (Loss)	$(3,658)	$(4,917)	$—
Net Change in Unrealized Gains (Losses):
Net Change in Unrealized Gain (Loss) on Investments	20,667	35,533	—
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(197)	1,393	—
Net Change in Unrealized Gains (Losses) on Investments and Derivative Instruments	20,470	36,926	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$16,812	$32,009	$—

See accompanying notes to the Condensed Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in thousands)

	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units	Total Net Assets(i)
Net Assets at March 31, 2026	$71,437	$38,594	$—	$669,881	$491	$780,403
Operations
Net Investment Income (Loss)	$(661)	$(388)	$—	$(2,605)	$(4)	$(3,658)
Net Change in Unrealized Gains (Losses) on Investments and Derivative Instruments	2,017	1,186	—	17,253	14	20,470
Net Increase (Decrease) in Net Assets Resulting from Operations	1,356	798	—	14,648	10	16,812
Capital Unit Transactions
Proceeds from Units Issued	10,760	9,345	—	—	125	20,230
Accrued Servicing Fees	—	(166)	—	—	—	(166)
Contributions for Units Issued	10,760	9,179	—	—	125	20,064
Capital Contribution on Purchase of Investment from Affiliate	578	341	—	5,387	5	6,311
Redemption of Units	—	—	—	(33,728)	—	(33,728)
Allocation of Redemption Discount	226	132	—	1,969	2	2,329
Net Assets at June 30, 2026	$84,357	$49,044	$—	$658,157	$633	$792,191

(i) Includes $0.1 attributable to General Partner interest.

	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units	Total Net Assets(i)
Net Assets at May 21, 2025 (Inception)	$—	$—	$—	$—	$—	$—
Capital Unit Transactions
Capital Contribution from General Partner	—	—	—	—	—	—
Net Assets at June 30, 2025	$—	$—	$—	$—	$—	$—

(i) Includes $0.1 attributable to General Partner interest.

See accompanying notes to the Condensed Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in thousands)

	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units	Total Net Assets(i)
Net Assets at December 31, 2025	$7,346	$9,859	$—	$701,659	$293	$719,157
Operations
Net Investment Income (Loss)	$(1,094)	$(631)	$—	$(3,188)	$(4)	$(4,917)
Net Change in Unrealized Gains (Losses) on Investments and Derivative Instruments	2,956	1,727	—	32,220	23	36,926
Net Increase (Decrease) in Net Assets Resulting from Operations	1,862	1,096	—	29,032	19	32,009
Capital Unit Transactions
Proceeds from Units Issued	72,551	37,284	—	—	300	110,135
Accrued Servicing Fees	—	(660)	—	—	—	(660)
Contributions for Units Issued	72,551	36,624	—	—	300	109,475
Capital Contributions on Purchases of Investments from Affiliates	2,320	1,298	—	22,364	17	25,999
Deferred Tax Liability on Purchase of Investment from Affiliate	(366)	(201)	—	(3,565)	(2)	(4,134)
Redemption of Units	—	—	—	(99,049)	—	(99,049)
Allocation of Redemption Discount	644	368	—	7,716	6	8,734
Net Assets at June 30, 2026	$84,357	$49,044	$—	$658,157	$633	$792,191

(i) Includes $0.1 attributable to General Partner interest.

	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units	Total Net Assets(i)
Net Assets at May 21, 2025 (Inception)	$—	$—	$—	$—	$—	$—
Capital Unit Transactions
Capital Contribution from General Partner	—	—	—	—	—	—
Net Assets at June 30, 2025	$—	$—	$—	$—	$—	$—

(i) Includes $0.1 attributable to General Partner interest.

See accompanying notes to the Condensed Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2026	May 21, 2025 (Inception) to June 30, 2025
Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$32,009	$—
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Interest Expense	1,433	—
Net Change in Unrealized (Gain) Loss on Investments	(35,533)	—
Net Change in Unrealized (Gain) Loss on Derivative Instruments	(1,393)	—
Purchases of Investments	(42,603)	—
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	26	—
Decrease (Increase) in Due from Affiliates	(460)	—
Decrease (Increase) in Dividend Receivable	(707)	—
Increase (Decrease) in Income Tax Payable	353	—
Increase (Decrease) in Deferred Tax Liabilities, Net	759	—
Increase (Decrease) in Due to Affiliates	3,172	—
Increase (Decrease) in Performance Participation Allocation Payable	1,192	—
Net Cash (Used in) Provided by Operating Activities	$(41,752)	$—

Financing Activities
Proceeds from Issuance of Units	110,135	—
Proceeds from Promissory Note Payable	5,000	—
Proceeds from Credit Facility Payable	37,574	—
Payments of Class B-1 Redemptions to Affiliates	(128,389)	—
Net Cash (Used in) Provided by Financing Activities	$24,320	$—

Cash
Net Increase (Decrease) in Cash During the Period	(17,432)	—
Cash, Beginning of Period	17,534	—
Cash, End of Period	$102	$—

Supplemental Disclosure of Non-Cash Financing Activities:
Accrued Servicing Fees	$(660)	$—
Class B-1 Redemptions Payable to Affiliates and Class B-1 Redemption Discount Payable	(90,315)	—
Promissory Notes Payable	(90,816)	—
Capital Contributions on Purchases of Investments from Affiliates	(25,999)	—
Deferred Tax Liability on Purchase of Investment from Affiliate	(4,134)	—
See accompanying notes to the Condensed Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Condensed Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)
(Dollars in thousands)

Name of Investments	Geography	Fair Value	Fair Value as a Percentage of Net Assets (v)
Portfolio Companies (i)
Business Services
Nielsen (112,548 preferred shares)	North America	$180,082	22.7%
Scientific Games Holdings LP (91,631,532 common shares)	North America	156,968	19.8%
CDK Global II LLC (8,080,598 common shares (Class A))	North America	121,284	15.3%
Brand Industrial Holdings Inc. (730,626 common shares)	North America	53,502	6.8%
Cherry Parent, LLC (25,000,000 preferred shares (Class A))	North America	50,055	6.3%
Other Investments in Portfolio Companies (ii)	North America	48,492	6.1%
Other Investments in Portfolio Companies (ii)	Europe	37,129	4.7%
Other Investments in Portfolio Companies (ii)	Rest of World	36,564	4.6%
Total Business Services		684,076
Industrials
DexKo Global Inc. (882 common shares)	North America	142,419	18.0%
Cupa Finance, S.L (1,078,271 common shares, 36,627,151 preferred shares)	Europe	54,672	6.9%
Other Investments in Portfolio Companies (ii)	Europe	4,937	0.6%
Total Industrials		202,028
Total Portfolio Companies (Cost: North America: $715,923, Europe: $100,731, Rest of World: $29,366) (iii)		$886,104
Private Debt
Spring Education Group Inc. (Outstanding Principal of $73,246) (iv)	North America	88,273	11.1%
Total Private Debt (Cost: North America: $82,917) (iii)		$88,273
Total Investments		$974,377
Cash
Cash		102	—%
Total Cash		$102
Derivative Instruments
Foreign Currency Contracts		2,463	0.3%
Total Derivative Instruments		$2,463
Total Investments, Cash and Derivative Instruments		$976,942	123.3%
Liabilities in Excess of Other Assets		(184,751)	(23.3)%
Net Assets		$792,191	100.0%
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

See accompanying notes to the Condensed Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Condensed Consolidated Schedule of Investments as of December 31, 2025
(Dollars in thousands)

Name of Investments	Geography	Fair Value	Fair Value as a Percentage of Net Assets (v) (vi)
Portfolio Companies (i)
Business Services
Scientific Games Holdings LP (91,631,532 common shares)	North America	$156,932	21.8%
Nielsen (112,548 preferred shares)	North America	143,423	19.9%
CDK Global II LLC (8,080,598 common shares (Class A))	North America	134,448	18.7%
Brand Industrial Holdings Inc. (730,626 common shares)	North America	53,497	7.4%
Lightspeed Holdings US, LLC (2,085,576 common shares) (v)	North America	37,195	5.2%
Other Investments in Portfolio Companies (ii)	Rest of World	33,607	4.7%
Other Investments in Portfolio Companies (ii)	North America	2,043	0.3%
Total Business Services		561,145
Industrials
DexKo Global Inc. (882 common shares)	North America	142,162	19.8%
Cupa Finance, S.L (1,075,152 common shares, 36,627,151 preferred shares)	Europe	56,364	7.8%
Total Industrials		198,526
Total Portfolio Companies (Cost: North America: $664,208, Europe: $58,129, Rest of World: $29,366) (iii)		$759,671
Private Debt
Other Investments in Private Debt (ii)(iv)	North America	19,756	2.7%
Total Private Debt (Cost: North America: $17,817) (iii)		$19,756
Total Investments		$779,427
Cash
Cash		17,534	2.4%
Total Cash		$17,534
Derivative Instruments
Foreign Currency Contracts		1,070	0.1%
Total Derivative Instruments		$1,070
Total Investments, Cash and Derivative Instruments		$798,031	111.0%
Liabilities in Excess of Other Assets		(78,874)	(11.0)%
Net Assets		$719,157	100.0%

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

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Notes to Consolidated Financial Statements (Unaudited)
1. Organization
Brookfield Private Equity Fund LP, a Delaware limited partnership, formed on May 21, 2025 (together with its consolidated subsidiaries, the "Fund"), is a private fund exempt from registration under Section 3(c)(7) of the U.S. Investment Company Act of 1940, as amended (the “1940 Act”). The Fund is governed by a limited partnership agreement signed on May 21, 2025, as amended and restated on August 21, 2025 (the “Partnership Agreement”). The Fund conducts a continuous private offering of its limited partnership units (“Units”) in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended, to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the 1940 Act). The Fund has filed a registration statement under Section 12(g) of the U.S. Securities Exchange Act of 1934, as amended.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Fund is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services‐Investment Companies (“ASC 946”). Accordingly, investments are measured at fair value in the Condensed Consolidated Statements of Assets and Liabilities, with changes in fair value recognized as Net Change in Unrealized Gain (Loss) on Investments and Net Realized Gain (Loss) on Investments in the Condensed Consolidated Statements of Operations. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited consolidated financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) to present a fair statement of its financial position so that the condensed consolidated financial statements are presented fairly. The condensed consolidated financial statements should be read in conjunction with the audited financial statements of Brookfield Private Equity Fund LP included in our Annual Report on Form 10-K for the period ended December 31, 2025 filed with the Securities and Exchange Commission ("SEC").
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
Cash and Cash Equivalents
Cash represents cash held in banks. Cash equivalents represent short‐term, highly liquid investments with original maturities of three months or less. Interest income earned from cash held in operating accounts is reported as Other Income in the Condensed Consolidated Statements of Operations.
Foreign Currency
Assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the reporting date. Transactions denominated in foreign currencies, including purchases and sales of investments and income and expenses, are translated into U.S. dollar amounts on the date of those transactions. The Fund’s investments may be denominated in foreign currencies and thus, are subject to foreign currency exchange rate fluctuations. Adjustments arising from foreign currency transactions and translation of assets and liabilities denominated in foreign currencies are reflected in the Condensed Consolidated Statements of Operations.
The Fund does not separately report the effect of changes in foreign exchange rates on investments from changes in the fair values of those investments. Accordingly, such effects are included in Net Realized Gain (Loss) on Investments and Net Change in Unrealized Gain (Loss) on Investments in the Condensed Consolidated Statements of Operations.

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Segment Reporting
The Fund operates through a single reportable segment. The chief operating decision maker (the “CODM”) is the Fund’s Chief Executive Officer. The CODM assesses the performance of, allocates resources and makes operating decisions for the Fund primarily based on the Fund’s Net Increase (Decrease) in Net Assets Resulting from Operations. Reportable segment assets are reflected on the accompanying Condensed Consolidated Statements of Assets and Liabilities as Total Assets and reportable segment significant expenses reviewed by the CODM are listed on the accompanying Condensed Consolidated Statements of Operations.
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
Unrealized gains and losses are presented in Net Change in Unrealized Gain (Loss) on Derivative Instruments on the Condensed Consolidated Statements of Operations. When a derivative instrument is settled through either delivery or offset by entering into another derivative instrument contract, the Fund recognizes realized gains or losses equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it was closed.
As of June 30, 2026, the Fund had not designated any derivative instruments as fair value, cash flow or net investment hedges for accounting purposes. Further information on derivative instruments can be found within Note 4. “Derivative Instruments”.
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
Expense Support
For the period of eighteen months following the Initial Offering Date, the Manager has agreed to forgo an amount of its monthly Management Fee to offset specified expenses and/or pay, absorb, or advance certain

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
expenses of the Fund, such that the annual expenses borne by the Fund (excluding Management Fees, servicing fees, Performance Participation Allocation (as defined in Note 6. “Related Party Transactions”), taxes, and other excluded items) do not exceed 0.70% of the Fund's net assets annualized as of the end of each calendar month. The Fund has agreed to carry forward the amount of any foregone management fee and expenses paid, absorbed or reimbursed by the Manager, for repayment to the Manager when and if requested by the Manager, but only if and to the extent that such expenses do not exceed 0.70% of the Fund's net assets annualized as of the end of each calendar month. The amount of expenses the Manager has absorbed pursuant to this arrangement is reported as Expense Support on the Condensed Consolidated Statements of Operations and Due from Affiliates on the Condensed Consolidated Statements of Assets and Liabilities. Refer to Note 6. “Related Party Transactions” for more information.
Management Fees Waived
The Manager has agreed to waive the Management Fees (as defined in Note 6. “Related Party Transactions”) for a period of twelve months from the Initial Offering Date. The waived Management Fees are reported in Management Fees Waived on the Condensed Consolidated Statements of Operations. Refer to Note 6. “Related Party Transactions” for more information.
Servicing Fees
Pursuant to the Dealer-Manager Agreement (the "Dealer-Manager Agreement") dated October 28, 2025 and entered into between the Fund and Brookfield Private Wealth LLC (formerly known as Brookfield Oaktree Wealth Solutions LLC prior to January 1, 2026) a broker-dealer (the “Dealer-Manager” or "BPW"), the Fund will pay the Dealer-Manager servicing fees equal to 0.85% of the NAV per annum for the Class S Units, and 0.25% of the NAV per annum for the Class D Units, in each case, accrued and payable monthly. No servicing fees are payable for the Class I Units or the Brookfield Units. In calculating the Servicing Fees, the Fund will use the NAV of the Units before giving effect to any accruals for Management Fees, redemptions, if any, for that month and distributions payable on such Units. The Dealer-Manager anticipates that all or a portion of the servicing fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
The Fund accrues the cost of the servicing fees for the estimated life of the Units upon issuance of Class S Units and Class D Units directly in the Condensed Consolidated Statements of Changes in Net Assets. The calculation of the estimated servicing fees to be paid in future periods includes the use of significant estimates, including the determination of the total estimated life of the Units and their market expectations. The corresponding payable is recognized as Servicing Fees Payable on the Condensed Consolidated Statements of Assets and Liabilities. Refer to Note 6. "Related Party Transactions” for more information.
Performance Participation Allocation
The Performance Participation Allocation is measured annually, paid quarterly, and expensed as incurred through monthly accruals. The related Performance Participation Allocation Payable is recognized on the Condensed Consolidated Statements of Assets and Liabilities. For more information, refer to Note 6. "Related Party Transactions."
Redemption of Class B-1 Units
Class B-1 Units received by Brookfield Investors in connection with Seed Investments are subject to redemption terms pursuant to the monthly redemption arrangement for Class B-1 Units. Under the monthly redemption arrangement, as of the last calendar day of each month, the Fund may redeem Class B-1 Units from Brookfield Investors in an amount determined by the General Partner in its sole discretion. For 18 months following the Initial Offering Date, the Class B-1 Units are redeemed at the lesser of (i) NAV per Class B-1 Unit and (ii) the current value of the remaining Seed Investments less a blended discount divided by the number of Class B-1 Units outstanding. On the first day of the calendar month following the redemption of Class B-1 Units, holders of all current Units of the Fund accrete a portion of the discount based on their proportionate holdings. The allocation of redemption discount among Classes of Units has been recognized as Allocation of Redemption Discount in the Condensed Consolidated Statements of Changes in Net Assets. The redemption

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
discount relating to redemptions taking place on June 30, 2026 that will be allocated to Unitholders on July 1, 2026 has been recognized on the Condensed Consolidated Statements of Assets and Liabilities as Class B-1 Redemption Discount Payable. Refer to Note 5. "Net Assets" for more information.
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
Uncertain Tax Positions
The Fund recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority, based solely on its technical merits. If this threshold is met, the recognized benefit is measured as the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement. Tax positions are reassessed each reporting period as new information becomes available. The Fund’s policy is to record interest and penalties, if applicable, as a component of the Income Tax Expense on the Condensed Consolidated Statements of Operations. Refer to Note 8. "Income Taxes” for more information.
Recent Accounting Pronouncements
In December 2025, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2025-11, Interim Reporting, which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting. The ASU specifies when an entity is subject to ASC 270, and addresses the form and content of financial statements and interim disclosure requirements. The ASU clarifies that an entity must disclose events since the end of the last annual reporting period that have had a material impact. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and early adoption is permitted. The Fund did not early adopt ASU 2025-11 and is currently evaluating the impact on its condensed consolidated financial statements.

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
3. Investments and Fair Value Measurements
During the six months ended June 30, 2026, the Fund acquired an incremental interest in one existing investment and interests in three additional portfolio companies, increasing the total number of Investments to twelve (nine investments as of December 31, 2025). The following table summarizes the valuation of the Fund’s investments by the fair value hierarchy levels as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level I	Level II	Level III	Total Fair Value
Portfolio Companies	$—	$—	$886,104	$886,104
Private Debt Investments	—	—	88,273	88,273
Derivative Assets	—	2,463	—	2,463
Cash	102	—	—	102
Total	$102	$2,463	$974,377	$976,942

	December 31, 2025
	Level I	Level II	Level III	Total Fair Value
Portfolio Companies	$—	$—	$759,671	$759,671
Private Debt Investments	—	—	19,756	19,756
Derivative Assets	—	1,070	—	1,070
Cash	17,534	—	—	17,534
Total	$17,534	$1,070	$779,427	$798,031
The following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value for the three and six months ended June 30, 2026. No investments were held during the period from May 21, 2025 (Inception) to June 30, 2025:

	Level III Financial Assets at Fair Value
	Three Months Ended June 30, 2026
	Portfolio Companies	Debt Investments
Balance as of April 1, 2026	$856,177	$20,557
Purchase of Investments	11,278	59,387
Capital Contribution on Purchase of Investment from Affiliate	598	5,713
Net Change in Unrealized Gain (Loss) on Investments	18,051	2,616
Balance, as of June 30, 2026	$886,104	$88,273

	Level III Financial Assets at Fair Value
	Six Months Ended June 30, 2026
	Portfolio Companies	Debt Investments
Balance as of January 1, 2026	$759,671	$19,756
Purchase of Investments	74,031	59,387
Capital Contribution on Purchase of Investment from Affiliate	20,286	5,713
Net Change in Unrealized Gain (Loss) on Investments	32,116	3,417
Balance, as of June 30, 2026	$886,104	$88,273

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The following summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of June 30, 2026:

	Quantitative Information about Level III Fair Value Measurements
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an increase in input
Portfolio Companies	$886,104	Discounted Cash Flows	WACC(i)	10.3% - 18.7%	11.8%	Decrease
.			Terminal Multiple	8.7x - 18.0x	11.5x	Increase
		Hypothetical Liquidation Approach	EBITDA Multiple	7.7x - 7.7x	7.7x	Increase
		Transaction Pricing	N/A	N/A	N/A	N/A
Private Debt Investments	$88,273	Cost Plus Accrued Interest	N/A	N/A	N/A	N/A
Total Investments	$974,377
(i) Weighted-Average Cost of Capital.

The following summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of December 31, 2025:

	Quantitative Information about Level III Fair Value Measurements
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an increase in input
Portfolio Companies	$759,671	Discounted Cash Flows	WACC(i)	10.2% - 18.7%	11.8%	Decrease
.			Terminal Multiple	8.7x - 18.0x	11.6x	Increase
Private Debt Investments	$19,756	Cost Plus Accrued Interest	N/A	N/A	N/A	N/A
Total Investments	$779,427
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

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value of the foreign exchange contracts (in thousands):

	June 30, 2026		December 31, 2025
	Fair Value	Notional	Fair Value	Notional
Derivative Assets
Foreign Currency Forward Contracts (EUR)	$2,728	€63,006	$1,070	€63,006
Foreign Currency Forward Contracts (GBP)	(265)	£36,826	—	£—
	$2,463		$1,070
5. Net Assets
Partners’ Capital
At the direction of the General Partner, the Fund has the authority to issue an unlimited number of Units of each Unit Class (as defined below).
As of June 30, 2026 and December 31, 2025, the Fund offered three classes of limited partnership units to third-party investors (“Investor Units”): Class D (“Class D” or the “Class D Units”), Class I (“Class I” or the “Class I Units”) and Class S (“Class S” or the “Class S Units”). In addition, the Fund has authorized the issuance of Class B-1 (“Class B-1” or the “Class B-1 Units”) and Class B-2 (“Class B-2” or the “Class B-2 Units”) and together with Class D, Class I, and Class S, each a “Class” or a "Unit Class". "Brookfield Units" include Class B-1 Units, Class B-2 Units and any other class or series of Units designated by the General Partner as Brookfield Units. The key differences among each Unit Class relate to the ongoing servicing fees and Performance Participation Allocation.
Unit issuances related to monthly subscriptions are effective the first calendar day of each month. There were no transactions in the Fund's Units from May 21, 2025 (Inception) to June 30, 2025. The following tables present transactions in the Fund’s Units for the three and six months ended June 30, 2026:

	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units	Total
Units Outstanding as of March 31, 2026	2,719,860	1,496,510	—	25,966,907	18,469	30,201,746
Units Issued	402,817	351,993	—	—	4,693	759,503
Units Redeemed	—	—	—	(1,223,484)	—	(1,223,484)
Units Outstanding as of June 30, 2026	3,122,677	1,848,503	—	24,743,423	23,162	29,737,765

	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units	Total
Units Outstanding as of December 31, 2025	291,600	398,100	—	28,478,474	11,600	29,179,774
Units Issued	2,831,077	1,450,403	—	—	11,562	4,293,042
Units Redeemed	—	—	—	(3,735,051)	—	(3,735,051)
Units Outstanding as of June 30, 2026	3,122,677	1,848,503	—	24,743,423	23,162	29,737,765
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
There were no redemption requests for Investor Units and Class B-2 Units during the six months ended June 30, 2026.
Redemption of Class B-1 Units
As of June 30, 2026, the Fund had 24,743,423 Class B-1 Units outstanding and subject to redemption (December 31, 2025 - 28,478,474 Class B-1 Units). As of the last calendar day of each month, the Fund may redeem Class B-1 Units from the Brookfield Investors in an amount determined by the General Partner in its sole discretion.
During the three months ended June 30, 2026, 1,223,484 Class B-1 Units were redeemed at an aggregate value of $33.7 million. As the Class B-1 Units were redeemed at a blended discount to NAV in excess of 6%, a total redemption discount of $2.3 million was allocated and attributed to Unitholders. This amount consists of $0.8 million of Class B-1 Unit redemptions on March 31, 2026, allocated on April 1, 2026, and $1.5 million of Class B-1 Unit redemptions from April 2026 through May 2026. An additional $2.1 million of Class B-1 redemptions on June 30, 2026 will be allocated to Unitholders on July 1, 2026.
During the six months ended June 30, 2026, 3,735,051 Class B-1 Units were redeemed at an aggregate value of $99.1 million. As the Class B-1 Units were redeemed at a blended discount to NAV in excess of 6%, a total redemption discount of $8.7 million was allocated and attributed to Unitholders. This amount consists of $2.5 million of Class B-1 Unit redemptions on December 31, 2025, allocated on January 1, 2026, and $6.2 million of Class B-1 Unit redemptions from January 2026 through May 2026. An additional $2.1 million of Class B-1 Unit redemptions on June 30, 2026 will be allocated to Unitholders on July 1, 2026.

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
During the three and six months ended June 30, 2026, the Fund made redemption payments to Brookfield Investors totaling $58.2 million and $128.4 million, respectively. As of June 30, 2026, remaining Class B-1 Redemptions Payable to Affiliates were $17.0 million.
The redemption price per Class B-1 Unit for redemptions from Brookfield Investors for the first 18-month period after the Initial Offering Date of December 1, 2025, is the lesser of (1) the then-current Transactional NAV per Class B-1 Unit and (2) the amount determined by dividing (A) the then-current fair value of the remaining Seed Investments determined in accordance with the Fund’s valuation policy less an agreed upon blended discount determined as a product of individualized rates associated with each of the Seed Investments, by (B) the total number of outstanding Class B-1 Units, in each case as of the last calendar day of the applicable month. After the first 18-month period, Class B-1 Units will be redeemed at the Transactional NAV. Any benefit resulting from the redemption proceeds being less than the Transactional NAV of the Class B-1 Units at the time of redemption will be retained by the Fund and the holders of all classes of Units, and may be applied for any purpose permitted under the Fund’s governing agreements.
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
For the three and six months ended June 30, 2026, the Fund accrued Performance Participation Allocation of $0.6 million and $1.2 million, respectively. As of June 30, 2026, this amount was recognized as Performance Participation Allocation Payable on the Condensed Consolidated Statements of Assets and Liabilities.
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
For the three and six months ended June 30, 2026, the Fund accrued Management Fees of $0.4 million, and $0.6 million, respectively, which were fully waived by the Manager.
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
The Fund accrues the cost of servicing fees for the total estimated life of the Units as an offering cost at the time Class S and Class D Units are sold. As such, during the three and six months ended June 30, 2026, the Fund accrued $0.2 million and $0.7 million, respectively, in servicing fees in relation to Class S Units issued during the period. There were no Class D Units issued during the three and six months ended June 30, 2026, and, as a result, nil servicing fees were accrued for such units. The Fund was charged a total of $0.1 million and $0.2 million in servicing fees related to Class S Units during the three and six months ended June 30, 2026, respectively, and Servicing Fees Payable as of June 30, 2026 were $0.7 million ($0.2 million as of December 31, 2025).
Expense Support
For the period of eighteen months following the Initial Offering Date of December 1, 2025, the Manager has agreed to forgo an amount of its Management Fees and/or pay, absorb or reimburse certain expenses of the Fund, to the extent necessary so that the total expenses borne by the Fund (excluding servicing fees, Management Fees, Performance Participation Allocation, taxes, and other excluded items) do not exceed 0.70% of the Fund's net assets annualized as of the end of each calendar month.
For the three and six months ended June 30, 2026, the Fund incurred $1.6 million and $3.3 million, respectively, in expenses subject to the Expense Support agreement. For the three and six months ended June 30, 2026, expenses incurred for the fiscal year to date in excess of 0.70% of the Fund's transactional NAV were $0.1 million and $0.5 million, respectively, which have been absorbed by the Manager and recorded as Expense Support on the Condensed Consolidated Statements of Operations.
As of June 30, 2026, the Fund recorded $2.2 million Due from Affiliates related to advances made by the Manager on behalf of the Fund. This comprises $0.5 million in relation to expenses which were absorbed by the Manager for the six months ended June 30, 2026, and $1.7 million in relation to expenses which had previously been absorbed by the Manager as at December 31, 2025. The amounts are subject to possible future recoupment.
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

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the three and six months ended June 30, 2026, the Fund accrued Organizational Expenses of nil and $0.2 million, respectively, Professional Fees of $1.4 million and $2.7 million, respectively, and Directors' Fees and other expenses of $0.1 million and $0.2 million, respectively, in Due to Affiliates, representing the amounts paid by the Manager on behalf of the Fund.

Administration Fees
The Fund entered into an Administration Agreement with BOWS Administrator LLC effective as of December 1, 2025 to provide certain administrative services in connection with the management of the Fund's operations, under which the Fund pays an administration fee (the “Administration Fees”). A rate of 0.03% on the Fund's net asset value will be charged when the Fund's net asset value is equal to or exceeds $500 million. When the Fund's net asset value is less than $500 million, a flat fee of $0.2 million will be charged, with fees accrued monthly, and paid quarterly. For the three and six months ended June 30, 2026, the Fund accrued $0.1 million and $0.1 million, respectively, in Due to Affiliates for Administration Fees.

Acquisition of Investments and Capital Contribution
During the three months ended June 30, 2026, the Fund acquired one new investment and an incremental interest in an existing investment totaling $77.0 million. The additional interest in the existing portfolio company was acquired from a Brookfield affiliate at a discount, in which a $6.3 million non-cash capital contribution was recorded as a capital unit transaction, allocated to the Fund's Unitholders.
During the six months ended June 30, 2026, the Fund acquired a total of three new investments and one additional interest in an existing portfolio company totaling $159.4 million. Two of the investments acquired during the period were acquired at a discount to fair value from Brookfield affiliates, in which a total of $26.0 million in non-cash capital contributions were recorded as capital unit transactions, allocated to the Fund's Unitholders.
Promissory Notes Payable

In the three and six months ended June 30, 2026, the Fund entered into three promissory notes payable with Brookfield affiliates, for $95.8 million to finance investment acquisitions. One note for $25.2 million is non-interest-bearing, payable on demand, and may be prepaid in whole or in part at any time without notice, penalty or bonus. The carrying amount outstanding for the note as of June 30, 2026 was $25.2 million and approximated its fair value. The other two notes bear interest at adjusted term Secured Overnight Financing Rate ("SOFR") plus a spread per annum and are payable on demand. Interest on outstanding borrowings accrues and is paid-in-kind. As of June 30, 2026, the Fund had $71.3 million outstanding on these notes, including $0.7 million of interest paid-in-kind. As of June 30, 2026, the effective interest rates on these notes were equal to the stated interest rate and the carrying amounts outstanding approximated their fair value.

Credit Facility Payable
On March 3, 2026, the Fund and the Feeder entered into a two-year unsecured, revolving credit agreement (the "Credit Facility") as guarantors with Brookfield Private Equity Group Manager Holdings LP ("BPEG Manager Holdings LP" or the "Lender"), as lender. An aggregate total principal amount of up to $500.0 million is available to be borrowed from the Lender between the Credit Facility and a corresponding credit facility entered into by BPE Lux and its related entities. The Fund must maintain a loan to value ratio of not more than 50%. The Credit Facility is uncommitted and structurally subordinated to additional future facilities or debt arrangements entered into by the Fund. Under the Credit Facility, borrowings bear interest at adjusted term Secured Overnight Financing Rate (“SOFR”) plus a spread of 3.65% per annum. Interest on outstanding borrowings accrues and is paid-in-kind.

As of June 30, 2026, the Fund had $38.3 million outstanding under the Credit Facility that was drawn for the acquisition of a new investment in March 2026 and accounted for as Credit Facility Payable. As of June 30,

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
2026, the effective interest rate on borrowings outstanding was equal to the stated interest rate. The carrying amount outstanding under the Credit Facility as of June 30, 2026 approximates its fair value and this facility is classified as Level III within the fair value hierarchy. The Credit Facility matures on March 3, 2028, unless there is an earlier termination or an acceleration following an event of default. The Credit Facility has no mandatory repayments over its term, however, the Fund may voluntarily repay any loans upon notice to BPEG Manager Holdings LP without a premium or penalty, subject to certain conditions. Under the terms of the Credit Facility, the Fund is subject to customary affirmative and negative covenants.
7. Commitments and Contingencies
The Fund may from time to time make capital commitments to investment funds managed by Brookfield or third-party managers. As of June 30, 2026 and December 31, 2025, the Fund had no material unfunded commitments related to future investments.
The Fund may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of June 30, 2026 and December 31, 2025, the Fund was not subject to any material litigation nor was the Fund aware of any material litigation threatened against it.
In the normal course of business, the Fund may enter into contracts that contain a variety of indemnification arrangements. The Fund’s exposure under these arrangements, if any, cannot be quantified. However, the Fund has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of June 30, 2026 and December 31, 2025.
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
As of June 30, 2026, the Fund has recognized Deferred Tax Liabilities, Net of $21.5 million ($16.6 million as of December 31, 2025), consisting of $23.7 million ($17.7 million as of December 31, 2025) of deferred tax liabilities related to temporary differences between the financial statement carrying amounts and the tax bases of assets, net of deferred tax assets of $2.2 million ($1.1 million as of December 31, 2025) relating to federal and state net operating losses. The Fund recognized deferred tax liabilities of $4.1 million in connection with the acquisition of an investment from an affiliate in March 2026, which was recorded as a capital unit transaction in the Condensed Consolidated Statements of Changes in Net Assets. For the three and six months ended June 30, 2026, the Fund recognized the remaining increase in Deferred Tax Liabilities, Net, of $1.0 million and $0.8 million, respectively, within Income Tax Expense on the Condensed Consolidated Statements of Operations as a result of changes in the underlying fair values of the related investments.
For the three and six months ended June 30, 2026, the Fund incurred current taxes of $0.4 million and $0.4 million, respectively, in relation to an investment acquired during the period. Other than the above noted investments, the Fund's effective federal statutory rate was 0.0%.
As of June 30, 2026 and December 31, 2025, the Fund has not identified any uncertain tax positions that require recognition or disclosure. The Fund files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Fund is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Fund does not believe the outcome of any future audit will have a material adverse effect on the Fund’s condensed consolidated financial statements.

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
9. Financial Highlights
The following are the financial highlights of the Fund attributed to each Class of Units for the six months ended June 30, 2026. There were no Units of the Fund outstanding from May 21, 2025 (Inception) to June 30, 2025.

	Six Months Ended June 30, 2026 (e)
	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units
Per Unit Data
Net Asset Value per Unit, Beginning of Period (January 1, 2026)	$25.19	$24.76	$—	$24.64	$25.22
Net Investment Income (Loss)	(0.43)	(0.44)	—	(0.12)	(0.12)
Net Change in Unrealized Gain (Loss) on Investments and Derivative Instruments (a)	1.27	1.76	—	1.08	1.24
Net Increase in Net Assets Resulting from Investment Operations	0.84	1.33	—	0.95	1.11
Allocation of Capital Contributions on Purchases of Investments from Affiliates	0.84	0.84	—	0.85	0.85
Allocation of Deferred Tax Liability on Purchase of Investment from Affiliate	(0.13)	(0.13)	—	(0.13)	(0.13)
Allocation of Discount on Redemption	0.28	0.28	—	0.28	0.28
Net Increase in Net Assets Resulting from Capital Activity	0.99	0.99	—	1.00	1.00
Servicing Fees	—	(0.55)	—	—	—
Net Increase (Decrease) in Net Assets	1.82	1.77	—	1.96	2.11
Net Asset Value per Unit, End of Period (June 30, 2026)	$27.01	$26.53	$—	$26.60	$27.33

Units Outstanding at End of Period	3,122,677	1,848,503	—	24,743,423	23,162
Total Return Based on Net Asset Value (b)(c)	7.24%	7.16%	—%	7.95%	8.36%

Ratios to Weighted-Average Net Assets (b)
Total Expenses (d)	1.24%	1.25%	—%	0.61%	0.62%
Management Fees Waived	(0.61)%	(0.61)%	—%	—%	—%
Expense Support	(0.07)%	(0.07)%	—%	(0.06)%	(0.06)%
Performance Participation Allocation	1.13%	1.13%	—%	—%	—%
Total Expenses after Management Fees Waived and Expense Support	1.69%	1.69%	—%	0.55%	0.56%
Net Investment Income (Loss)	(1.63)%	(1.64)%	—%	(0.47)%	(0.51)%
(a) The amount shown for a Unit outstanding throughout the period may not agree to the net change in Unrealized Gains (Losses) on Investments and Derivative Instruments for the period because of the timing of issuance of Units in relation to fluctuating market values for the portfolio.
(b) Percentages are not annualized.
(c) Total return is calculated for each Unit class as the change in the net asset value per each Unit class during the period, plus any distributions per Unit declared in the period, and assumes any distributions are reinvested in accordance with the Fund’s distribution reinvestment plan. Total return does not include upfront transaction fees, if any. Total return calculated on the Transactional NAV (see Performance Summary Section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for the same period was 8.3% for Class I, 7.8% for Class S, and 9.5% for each of Class B-1 and B-2.
(d) Total expenses ratio does not include the impact of tax expenses.
(e) Amounts may not add due to rounding.

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
10. Subsequent Events

We evaluated the impact of all subsequent events through August 13, 2026, which is the date that these condensed consolidated financial statements were available to be issued, and have determined that there were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

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
The Fund conducts a continuous private offering of its limited partnership units (“Units”) in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the "Securities Act"), to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the 1940 Act). The Fund has filed a registration statement under Section 12(g) of the U.S. Securities Exchange Act of 1934, as amended.
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
Recent Developments
As of June 30, 2026, BPE’s portfolio consists of twelve closed Investments with an aggregate fair value of $974 million, and two signed commitments with a combined value of $13 million. The Fund continues to benefit from strong performance of its structured investments as well as the ongoing execution of Brookfield's value creation initiatives to optimize performance, profitability and cash flows.

The current environment, shaped by geopolitical uncertainty and AI-driven technological change, is creating opportunities for investors with scale, access to capital and deep operating capabilities. We believe that long-term success in this environment will depend less on market timing and more on the ability to execute cycle-agnostic investment strategies focused on improving businesses. Given Brookfield's scale, differentiated sourcing capabilities, and deep operating expertise, we believe BPE is well positioned to capitalize on these opportunities by acquiring resilient businesses with significant potential for value creation through operational improvements.

BPE continues to maintain a robust pipeline of attractive investment opportunities. We remain focused on building a diversified portfolio of high-quality, essential businesses with meaningful operating leverage, positioning the portfolio to deliver long-term value for investors.

Performance Summary
Since the initial offering date on December 1, 2025, and for the six-month period ended June 30, 2026, the Fund has delivered positive performance across all classes as follows:

	June 30, 2026 (i)
Class	Year To Date Total Return	Inception to Date Total Return (ii)
Class I Units	8.3%	9.2%
Class S Units	7.8%	8.6%
Class D Units	—%	—%
Class B-1 Units	9.5%	11.2%
Class B-2 Units	9.5%	10.5%
i) Returns shown are not annualized and reflect the percent change in the Transactional NAV per unit from the beginning of the applicable period of the applicable Class, plus the amount of any distribution per unit declared in the period, for which there were none as of June 30, 2026. Returns shown are reflective of each unit class and not of an individual investor. The Fund believes total return is a useful measure of overall investment performance of our Units.
ii) Inception to Date Total Return for Class B-1 Units is from the date of transfer of the Seed Investments in July 2025, with Class B-1 Units issued for the transfer on September 29, 2025. Class B-1 Units are held by Brookfield Investors (as defined below).
Investment Portfolio
As of June 30, 2026, the Fund’s portfolio is comprised of twelve investments: one investment newly acquired during the three-month period ended June 30, 2026, two investments newly acquired during the three-month period ended March 31, 2026, and nine investments (the "Seed Investments") transferred to the Fund on July 3rd and 4th, 2025. As of June 30, 2026, the Fund's portfolio has an aggregate fair value of $974 million. Two new investments were signed as of June 30, 2026 and closed in July 2026. Investments representing more than 5% of the Fund's net asset value are comprised of:

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

The charts below present the diversification of the Fund’s composition of investments by geography, sector and investment type based on the fair value of the investments as of June 30, 2026. Business services includes technology services and infrastructure services.
Results of Operations
The Fund’s investment activity began in July 2025 with the transfer of the Seed Investments from Brookfield Investors and the first third-party investor subscriptions were received on December 1, 2025. Our key financial measures and the results of operations are discussed below:
Investment Income and Gain (Loss) on Investments and Derivative Instruments
The Fund generates income primarily from investments, including dividends, distributions and capital appreciation on Investments. To a lesser extent, we also plan to generate revenue in the form of interest and dividend income from our investments in a public securities portfolio or cash held in operating cash accounts, which may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.
For the three and six months ended June 30, 2026, the Fund recognized $20.5 million and $36.9 million, respectively, in Net Change in Unrealized Gains (Losses) on Investments and Derivative Instruments. This was primarily driven by unrealized gains on investments for the three and six months ended June 30, 2026 of $20.7 million and $35.5 million, respectively, with unrealized gains (losses) on derivative contracts for the three and six months ended June 30, 2026 being $(0.2) million and $1.4 million, respectively.
For the three and six months ended June 30, 2026, the Fund did not dispose of any investments and, consequently, did not recognize any realized gains or losses. For the three and six months ended June 30, 2026, the Fund earned distribution income of $0.7 million and $0.9 million, representing dividends received from portfolio companies. For the three and six months ended June 30, 2026, the Fund earned interest income of $0.3 million and $0.8 million, respectively, from subscriptions received in the period that were held in cash operating accounts.
Expenses
For the three and six months ended June 30, 2026, the Fund incurred total expenses of $3.9 million and $6.6 million, respectively. Expenses for the three and six months ended June 30, 2026 were comprised of

Interest Expense of $1.4 million and $1.4 million, respectively, Professional Fees of $1.4 million and $2.7 million, respectively, Performance Participation Allocation (as defined in Note 6, "Related Party Transactions" in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q) of $0.6 million and $1.2 million, respectively, Organizational Expenses of nil and $0.2 million, respectively, Directors' Fees of $0.1 million and $0.2 million, respectively, and Administration Fees of $0.1 million and $0.1 million, respectively, paid to a Brookfield affiliate, BOWS Administrator LLC. Professional Fees for the three and six months ended June 30, 2026 were primarily comprised of audit, tax compliance, legal costs, regulatory filing fees, expenses incurred, charged or specifically attributed or allocated by the General Partner or the Investment Manager in performing administrative and/or accounting services for BPE, and fund administration fees.
The Manager has agreed to waive the Management Fees (as defined in Note 6. “Related Party Transactions" in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q) for a period of twelve months from the Initial Offering Date. During the three and six months ended June 30, 2026, the Fund accrued Management Fees totaling $0.4 million and $0.6 million, respectively. These fees were fully waived by the Manager and are presented as Management Fees Waived in the Condensed Consolidated Statements of Operations.
The Manager has agreed, at its discretion, to advance all or a portion of the Organizational Expenses and/or other fund expenses to be borne by the Fund through the first anniversary of the Initial Offering Date (the date on which the Fund first accepts third-party investors). The Fund may reimburse the Manager for all such advanced expenses ratably over the sixty months following the first anniversary of the Initial Offering Date. During the three and six months ended June 30, 2026, the Manager agreed to absorb $0.1 million and $0.5 million of expenses it had advanced on behalf of the Fund, respectively, such that the total expenses borne by the Fund (excluding servicing fees, Management Fees, Performance Participation Allocation, taxes, interest expense, and other excluded items) did not exceed 0.70% of the Fund's net assets annualized as of the end of each calendar month. As of June 30, 2026, the Fund recorded $2.2 million ($1.7 million as of December 31, 2025) in Due from Affiliates for expenses absorbed by the Manager, which are subject to possible future recoupment, and $10.1 million ($6.7 million as of December 31, 2025) in Due to Affiliates for expenses paid by the Manager on behalf of the Fund.
Provision (Benefit) for Taxes

For the three and six months ended June 30, 2026, the Fund incurred a provision for taxes of $1.3 million and $1.1 million, respectively, primarily attributable to deferred income taxes.
As of June 30, 2026, the Fund recognized $21.5 million ($16.6 million as of December 31, 2025) in Deferred Tax Liabilities, Net in connection with certain intermediate entities which the General Partner reasonably expects will not be realized upon divestment of the underlying investment. As such, they are not reflected in the Transactional NAV. The Fund recognized $4.1 million of these Deferred Tax Liabilities, Net as a capital unit transaction resulting from a purchase of an investment from an affiliate in March 2026. The Fund recognized the remaining change in Deferred Tax Liabilities, Net for the three and six months ended June 30, 2026 of $1.0 million and $0.8 million, respectively, within Income Tax Expense on the Condensed Consolidated Statements of Operations.
Net Increase (Decrease) in Net Assets
For the three months ended June 30, 2026, the Fund reported a net increase in net assets resulting from investment operations of $16.8 million, primarily driven by $20.5 million of net unrealized appreciation on investments and derivative instruments and total income of $1.0 million. These were offset by $1.4 million in fund expenses (net of expense support), $1.4 million of interest expense, $0.6 million of performance participation allocation, and $1.3 million of Income Tax Expense during the period.
For the six months ended June 30, 2026, the Fund reported a net increase in net assets resulting from investment operations of $32.0 million, primarily driven by $36.9 million of net unrealized appreciation on investments and derivative instruments and total income of $1.7 million. These were offset by $2.9 million in fund expenses (net of expense support), $1.4 million of interest expense, $1.2 million of performance participation allocation, and $1.1 million of Income Tax Expense during the period.

For the three months ended June 30, 2026, the increase in net assets from capital unit transactions was primarily attributable to subscriptions from investors of $20.2 million, a $6.3 million capital contribution related to the acquisition of an incremental interest in an existing investment from a Brookfield affiliate and $2.3 million of redemption discount allocated to the remaining Unitholders. Redemptions of $33.7 million Class B-1 Units were effected during the three months ended June 30, 2026.
For the six months ended June 30, 2026, the increase in net assets from capital unit transactions was primarily attributable to subscriptions from investors of $110.1 million, $26.0 million in capital contributions related to the acquisition of one new investment and an incremental interest in an existing investment from a Brookfield affiliate and $8.7 million of redemption discount allocated to the remaining Unitholders. Redemptions of $99.1 million of Class B-1 Units were effected during the six months ended June 30, 2026.
Based on the net asset values of the Seed Investments at each month end from January 2026 through June 30, 2026, the blended discount applied in connection with the redemptions was greater than 6% in every case. For additional information, refer to Note 5 "Net Assets - Redemption of Class B-1 Units" in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Financial Condition, Liquidity and Capital Resources
The Fund generates cash primarily from (i) the net proceeds of our continuous Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.
Our primary use of cash will be for (i) making Investments, (ii) the cost of operations (including the Management Fee, Performance Participation Allocation and other fund expenses), (iii) debt service of any borrowings, (iv) periodic redemptions of Brookfield Units and Investor Units (see Note 5 "Net Assets” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q), and (v) cash distributions, if any, to the holders of our Units.
To provide additional sources of capital, the Fund secured a new financing arrangement in March 2026. The Fund entered into a two-year revolving credit facility with a subsidiary of BAM, at a rate of an adjusted term SOFR + 3.65%, for an amount of up to $500.0 million, available to be borrowed from the Lender between the Credit Facility and a corresponding credit facility entered into by BPE Lux and its related entities. A draw was made to acquire an investment at the end of March 2026 for $37.5 million. Two interest bearing promissory notes and one non-interest bearing promissory note were also issued in favour of affiliates for the acquisition of Investments in March and April 2026, totaling $96.5 million. See Note 6. "Related Party Transactions - Promissory Notes Payable" in the condensed consolidated financial statements in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for further details.
The Fund also holds foreign currency forward contracts to hedge against foreign exchange risk associated with non-U.S. dollar denominated investments. As of June 30, 2026, the Fund recognized derivative assets with a fair value of $2.5 million ($1.1 million as of December 31, 2025).
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

Cash Flows
As of June 30, 2026, the Fund had $0.1 million ($17.5 million as of December 31, 2025) in Cash. During the six months ended June 30, 2026, Net Cash (Used in) Provided by Operating Activities was $(41.8) million, primarily due to the acquisition of investments. Net Cash (Used in) Provided by Financing Activities was $24.3 million, which reflects proceeds from the issuance of Units, net of amounts utilized towards the redemption of B-1 Units to Brookfield Investors. Financing activities also reflect proceeds obtained from the Promissory Notes Payable utilized to fund new investments.

Contractual Obligations and Commitments
For contractual obligations and commitments extending beyond June 30, 2026, refer to Note 7 "Commitments and Contingencies” in the condensed consolidated financial statements in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
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
Organizational Expenses, offering expenses and/or fund expenses advanced on the Fund’s behalf by the Manager will be recognized as a reduction to the Fund’s Transactional NAV ratably over 60 months beginning on December 1, 2026 (one year after the Initial Offering Date), and Unitholder servicing fees, as applicable, are recognized as a reduction to the Fund’s Transactional NAV on a monthly basis as such fees are accrued. Certain contingent tax liabilities may not be recognized as a reduction to the Fund’s Transactional NAV if the General Partner reasonably expects such liabilities will not be realized upon divestment of the underlying investment.
Subject to certain conditions, Class B‑1 Units may be redeemed on the last day of each calendar month at a blended discount during the 18‑month period following the Initial Offering Date, with the benefit of such discount applied ratably to all Unit Classes at the beginning of the following month. Accordingly, for purposes of the Fund's Transactional NAV, redemptions of Class B-1 Units and the associated discount on June 30, 2026 are not reflected in the Transactional NAV as of June 30, 2026, and will be recognized on July 1, 2026.
The following table provides the details of the major components of the Fund's Transactional NAV as of June 30, 2026:

Components of Transactional NAV	June 30, 2026 (a)
Investments at Fair Value	$974,377
Cash and Cash Equivalents	102
Derivative Assets at Fair Value	2,463
Interest Receivable	29
Other Assets	147
Dividend Receivable	707
Servicing Fees Payable (b)	(166)
Promissory Notes Payable	(95,816)
Credit Facility Payable	(37,574)
Performance Participation Allocation Payable	(1,212)
Transactional NAV	$843,057
(a) Dollars in thousands.
(b) Servicing fees are recognized as a reduction to Transactional NAV on a monthly basis as such fees are accrued. For GAAP NAV purposes, the Fund’s cost of unitholder servicing fees are accrued, as applicable, for the estimated life of the Units as an offering cost at the time Class S and Class D Units are issued. No Class D Units have been issued to third parties as of June 30, 2026.

The Transactional NAV and Transactional NAV per Unit for each Class of the Fund as of June 30, 2026 were as follows:

	June 30, 2026
	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units	Total
Transactional NAV (a)	$85,207	$50,193	$—	$707,017	$640	$843,057
Number of Outstanding Units	3,122,677	1,848,503	—	25,428,308	23,162	30,422,650
Transactional NAV per Unit	$27.29	$27.15	$—	$27.80	$27.62
(a) Dollars in thousands.

Reconciliation of GAAP NAV to Transactional NAV

The following table reconciles the Fund’s GAAP NAV to the Fund’s Transactional NAV as of June 30, 2026:

June 30, 2026 (a)
GAAP NAV	$792,191
Adjustments:
Organizational Expenses and/or Fund expenses (b)	9,834
Servicing Fees Payable (c)	500
Class B-1 Redemption Discount Payable (d)	2,084
Deferred Tax Liabilities, Net of certain taxable intermediate entities (e)	21,489
Redemption of Class B-1 Units (d)	16,959
Transactional NAV	$843,057
(a) Dollars in thousands.
(b) Represents an adjustment to reflect the recognition of organizational, offering, and certain other fund expenses ratably over the 60-month reimbursement period following the first anniversary of the Initial Offering Date, net of expenses absorbed by the Manager.
(c) Represents an adjustment to reflect servicing fees for Class S Units accrued for the estimated life of the Units, net of servicing fees incurred during the six months ended June 30, 2026.
(d) Represents Class B-1 Unit redemptions as of June 30, 2026 and the associated discount on June 30, 2026 not reflected in the Transactional NAV as of June 30, 2026 which will be reflected in the July Transactional NAV.
(e) Represents an adjustment to exclude tax liabilities of certain intermediate entities that the General Partner reasonably expects will not be realized upon divestment of the underlying investment.

Critical Accounting Estimates
The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") involves significant judgments and assumptions and requires estimates and matters that are inherently uncertain. These judgments require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting periods.
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
The Fund accrues the cost of the servicing fees for the estimated life of its Units as an offering cost at the time it sells Class S Units and Class D Units. The calculation of the estimated amount of servicing fees to be paid in future periods includes significant estimates including the estimated life of the Units held by a Unitholder and judgments including market expectations. Servicing Fees Payable as of June 30, 2026 are $0.7 million ($0.2 million as of December 31, 2025).
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
Recent Accounting Pronouncements
See Note 2 "Summary of Significant Accounting Policies” in the condensed consolidated financial statements in “Part I. Item 1. Financial Statements" in this Quarterly Report on Form 10-Q.
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
The Fund holds investments, all of which are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio company while employing a consistently applied valuation process for the types of investments made by the Fund. Based on the fair value of the portfolio companies and private debt investments as of June 30, 2026, the Fund estimates that a 10% decline in the fair value of such investments would result in a decline in the Net Change in Unrealized Gain (Loss) on Investments of $97.4 million.
Exchange Rate Risks
The Fund holds investments that are denominated in non-U.S. currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The Fund manages exposures to investments in foreign currencies by hedging such risks. As of June 30, 2026, the Fund held foreign currency contracts to hedge a change in exchange rates against the U.S. dollar. We estimate that as of June 30, 2026, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in a decline in the Net Change in Unrealized Gains (Losses) on Investments and Derivative Instruments of $0.1 million.
Interest Rate Risks
The Fund has indirect exposure to interest rate risks through portfolio holdings in private debt investments and direct exposure through fund level promissory notes payable and the Fund level credit facility. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. In the event interest rates rise, the assumed cost of capital for portfolio companies would likely increase under the discounted cash flow analysis, which could negatively impact such investment valuations. These impacts could be substantial depending upon the magnitude of the change in interest rates and the length of time such rates remain elevated and may, in certain cases, offset positive increases in fair value changes on other investments. Further, increases in interest rates may over time result in lower valuations of certain debt investments whose interest rates are not variable that impact the Net Change in Unrealized Gain (Loss) on Investments. Interest expense incurred on borrowings at the fund level under the fund credit facility and promissory notes could also be impacted and increase/decrease accordingly.
As of June 30, 2026, the Fund has not entered into any derivative instruments or other arrangements to hedge an increase in interest rates. A one percentage point increase in interest rates would result in a decline of $0.2 million in Net Assets.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
All sales of unregistered securities during the three months ended June 30, 2026 were previously disclosed.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider Trading Arrangements and Policies.
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Brookfield Private Equity Fund LP

Date: August 13, 2026	By:	/s/ David Nowak
David Nowak
Chief Executive Officer and President
(Principal Executive Officer)

Brookfield Private Equity Fund LP

Date: August 13, 2026	By:	/s/ Casey Tushaus
Casey Tushaus
Treasurer
(Principal Financial Officer and Principal Accounting Officer)