Form 10-Q
period 2026-09-30
Brookfield Private Equity Fund LP
filed 2026-11-12
CIK 2074065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2026, the registrant had the following limited partnership units outstanding: 0 Units of Class D, 3,873,603 Units of Class I, 2,366,220 Units of Class S, 28,486 Units of Class B-2 and 24,605,722 Units of Class B-1.

		Page
PART I.	FINANCIAL INFORMATION	5
Item 1.	Financial Statements	5
	Condensed Consolidated Statements of Assets and Liabilities (Unaudited) as of September 30, 2026 and December 31, 2025	5
	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and from Inception to September 30, 2025	6
	Condensed Consolidated Statements of Changes in Net Assets (Unaudited) for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and from Inception to September 30, 2025	7
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2026 and from Inception to September 30, 2025	9
	Condensed Consolidated Schedule of Investments (Unaudited) as of September 30, 2026 and December 31, 2025	10
	Notes to Condensed Consolidated Financial Statements (Unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40
Item 4.	Controls and Procedures	41
PART II.	OTHER INFORMATION	42
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43
Signatures		44

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
•the term “Dealer-Manager” means Brookfield Private Wealth LLC (f/k/a Brookfield Oaktree Wealth Solutions LLC), the Dealer-Manager for the Fund;
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
•the term “Parallel Funds” refers to one or more parallel vehicles established by, or at the direction of, Brookfield, to facilitate investment by certain investors, including to accommodate legal, tax, accounting, regulatory, compliance or certain other operational requirements, to generally invest alongside the Fund (as determined in the Manager’s discretion), but excluding BPE Lux; and
•the term “Unitholders” refers to holders of our limited partnership units (the “Units”). Prior to September 1, 2026, the Fund offered three classes of Units to Fund investors that are not Brookfield Investors: Class D (“Class D” or the “Class D Units”), Class I (“Class I” or the “Class I Units”) and Class S (“Class S” or the “Class S Units”). Class B-1 (“Class B-1” or the “Class B-1 Units”) and Class B-2 (“Class B-2” or the “Class B-2 Units”) and together with Class D, Class I, and Class S, each a “Class” are held only by Brookfield, certain of its affiliates, related parties and employees and the Fund’s employees, officers and directors, and other persons as determined by the General Partner in its sole discretion and are not being offered to other investors. Starting September 1, 2026, Class D Units are no longer available for purchase and as of September 30, 2026, there are two classes of Units available to Fund investors that are not Brookfield Investors, Class I and Class S. “Brookfield Units” include Class B-1 Units, Class B-2 Units and any other class or series of Units designated by the General Partner as Brookfield Units.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Brookfield Private Equity Fund LP
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in thousands except Units)

	September 30, 2026	December 31, 2025
Assets
Investments at Fair Value (Cost $937,964 as of September 30, 2026; $769,520 as of December 31, 2025)	$1,013,405	$779,427
Cash	10,340	17,534
Derivative Assets at Fair Value	3,103	1,070
Due from Manager	2,221	1,704
Interest Receivable	32	55
Other Assets	5,000	—
Total Assets	$1,034,101	$799,790

Liabilities
Due to Manager	$9,384	$6,728
Accounts Payable and Accrued Liabilities	2,299	—
Promissory Notes Payable	111,595	—
Credit Facility Payable	39,061	—
Class B-1 Redemptions Payable to Affiliates	—	54,576
Class B-1 Redemption Discount Payable	—	2,541
Performance Participation Allocation Payable	2,010	20
Servicing Fees Payable	723	172
Income Tax Payable	703	—
Deferred Tax Liabilities, Net	22,345	16,596
Total Liabilities	$188,120	$80,633

Commitments and Contingencies (Note 8)

Net Assets
Limited Partnership Unit - Class I Units, unlimited Units authorized (3,770,322 Units issued and outstanding as of September 30, 2026; 291,600 Units issued and outstanding as of December 31, 2025)	$105,165	$7,346
Limited Partnership Unit - Class S Units, unlimited Units authorized (2,249,136 Units issued and outstanding as of September 30, 2026; 398,100 Units issued and outstanding as of December 31, 2025)	61,586	9,859
Limited Partnership Unit - Class B-1 Units, unlimited Units authorized (24,605,722 Units issued and outstanding as of September 30, 2026; 28,478,474 Units issued and outstanding as of December 31, 2025)	678,497	701,659
Limited Partnership Unit - Class B-2 Units, unlimited Units authorized (25,877 Units issued and outstanding as of September 30, 2026; 11,600 Units issued and outstanding as of December 31, 2025)	733	293
Total Net Assets	$845,981	$719,157
Total Liabilities and Net Assets	$1,034,101	$799,790

See accompanying notes to the Condensed Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30	May 21, 2025 (Inception) to September 30
	2026	2025	2026	2025
Income
Investment Income	$653	$—	$1,522	$—
Other Income	119	—	956	—
Total Income	772	—	2,478	—
Expenses
Interest Expense	1,807	—	3,240	—
Professional Fees	1,267	167	3,962	167
Performance Participation Allocation	798	—	1,990	—
Management Fees	509	—	1,156	—
Directors' Fees	120	—	360	—
Organizational Expenses	74	3,791	286	3,791
Administration Fees	65	—	186	—
Other Expenses	38	—	114	—
Total Expenses	$4,678	$3,958	$11,294	$3,958
Management Fees Waived	(509)	—	(1,156)	—
Expense Support	(59)	—	(517)	—
Net Expenses	$4,110	$3,958	$9,621	$3,958
Net Investment Income (Loss) Before Income Tax Expense	(3,338)	(3,958)	(7,143)	(3,958)
Income Tax Expense	(1,206)	(1,051)	(2,318)	(1,051)
Net Investment Income (Loss)	$(4,544)	$(5,009)	$(9,461)	$(5,009)
Net Change in Unrealized Gains (Losses):
Net Change in Unrealized Gain (Loss) on Investments	30,001	158	65,534	158
Net Change in Unrealized Gain (Loss) on Derivative Instruments	639	718	2,032	718
Net Change in Unrealized Gains (Losses) on Investments and Derivative Instruments	30,640	876	67,566	876
Net Increase (Decrease) in Net Assets Resulting from Operations	$26,096	$(4,133)	$58,105	$(4,133)

See accompanying notes to the Condensed Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in thousands)

	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units	Total Net Assets(i)
Net Assets at June 30, 2026	$84,357	$49,044	$—	$658,157	$633	$792,191
Operations
Net Investment Income (Loss)	(931)	(565)	—	(3,045)	(3)	(4,544)
Net Change in Unrealized Gains (Losses) on Investments and Derivative Instruments	3,555	2,154	—	24,905	26	30,640
Net Increase (Decrease) in Net Assets Resulting from Operations	2,624	1,589	—	21,860	23	26,096
Capital Unit Transactions
Proceeds from Units Issued	17,857	10,939	—	—	75	28,871
Accrued Servicing Fees	—	(186)	—	—	—	(186)
Contributions for Units Issued	17,857	10,753	—	—	75	28,685
Redemption of Units	—	—	—	(3,885)	—	(3,885)
Allocation of Redemption Discount	327	200	—	2,365	2	2,894
Net Assets at September 30, 2026	$105,165	$61,586	$—	$678,497	$733	$845,981
(i) Includes $0.1 attributable to General Partner interest.

	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units	Total Net Assets(i)
Net Assets at June 30, 2025	$—	$—	$—	$—	$—	$—
Operations
Net Investment Income (Loss)	—	—	—	(5,009)	—	(5,009)
Net Change in Unrealized Gains (Losses) on Investments and Derivative Instruments	—	—	—	876	—	876
Net Increase (Decrease) in Net Assets Resulting from Operations	—	—	—	(4,133)	—	(4,133)
Capital Unit Transactions
Contribution of Investments	—	—	—	769,520	—	769,520
Deferred Tax Liability on Contributed Investment	—	—	—	(15,431)	—	(15,431)
Contributions for Units Issued	—	—	—	754,089	—	754,089
Net Assets at September 30, 2025	$—	$—	$—	$749,956	$—	$749,956

(i) Includes $0.1 attributable to General Partner interest.

See accompanying notes to the Condensed Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in thousands)

	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units	Total Net Assets(i)
Net Assets at December 31, 2025	$7,346	$9,859	$—	$701,659	$293	$719,157
Operations
Net Investment Income (Loss)	(2,025)	(1,196)	—	(6,233)	(7)	(9,461)
Net Change in Unrealized Gains (Losses) on Investments and Derivative Instruments	6,511	3,881	—	57,125	49	67,566
Net Increase (Decrease) in Net Assets Resulting from Operations	4,486	2,685	—	50,892	42	58,105
Capital Unit Transactions
Proceeds from Units Issued	90,408	48,223	—	—	375	139,006
Accrued Servicing Fees	—	(846)	—	—	—	(846)
Contributions for Units Issued	90,408	47,377	—	—	375	138,160
Capital Contributions on Purchases of Investments from Affiliates	2,320	1,298	—	22,364	17	25,999
Deferred Tax Liability on Purchase of Investment from Affiliate	(366)	(201)	—	(3,565)	(2)	(4,134)
Redemption of Units	—	—	—	(102,934)	—	(102,934)
Allocation of Redemption Discount	971	568	—	10,081	8	11,628
Net Assets at September 30, 2026	$105,165	$61,586	$—	$678,497	$733	$845,981
(i) Includes $0.1 attributable to General Partner interest.

	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units	Total Net Assets(i)
Net Assets at May 21, 2025 (Inception)	$—	$—	$—	$—	$—	$—
Operations
Net Investment Income (Loss)	—	—	—	(5,009)	—	(5,009)
Net Change in Unrealized Gains (Losses) on Investments and Derivative Instruments	—	—	—	876	—	876
Net Increase (Decrease) in Net Assets Resulting from Operations	—	—	—	(4,133)	—	(4,133)
Capital Unit Transactions
Contribution of Investments	—	—	—	769,520	—	769,520
Deferred Tax Liability on Contributed Investment	—	—	—	(15,431)	—	(15,431)
Contributions for Units Issued	—	—	—	754,089	—	754,089
Net Assets at September 30, 2025	$—	$—	$—	$749,956	$—	$749,956
(i) Includes $0.1 attributable to General Partner interest.

See accompanying notes to the Condensed Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30, 2026	May 21, 2025 (Inception) to September 30, 2025
Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$58,105	$(4,133)
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Interest Expense	3,240	—
Net Change in Unrealized (Gain) Loss on Investments	(65,534)	(158)
Net Change in Unrealized (Gain) Loss on Derivative Instruments	(2,032)	(718)
Purchases of Investments	(51,629)	—
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	23	—
Decrease (Increase) in Due from Manager	(517)	—
Decrease (Increase) in Other Assets	(5,000)	—
Increase (Decrease) in Income Tax Payable	703	—
Increase (Decrease) in Deferred Tax Liabilities, Net	1,615	1,051
Increase (Decrease) in Accounts Payable and Accrued Liabilities	2,299	—
Increase (Decrease) in Due to Manager	2,360	3,958
Increase (Decrease) in Performance Participation Allocation Payable	1,990	—
Net Cash (Used in) Provided by Operating Activities	$(54,377)	$—
Financing Activities
Proceeds from Issuance of Units	139,006	—
Proceeds from Promissory Notes Payable	19,027	—
Proceeds from Credit Facility Payable	37,574	—
Payments of Class B-1 Redemptions to Affiliates	(148,424)	—
Net Cash (Used in) Provided by Financing Activities	$47,183	$—
Cash
Net Increase (Decrease) in Cash During the Period	(7,194)	—
Cash, Beginning of Period	17,534	—
Cash, End of Period	$10,340	$—
Supplemental Disclosure of Non-Cash Financing Activities:
Units Issued in Exchange for Investments	$—	$769,520
Accrued Servicing Fees	(846)	—
Class B-1 Redemptions Payable to Affiliates and Class B-1 Redemption Discount Payable	(91,306)	—
Promissory Notes Payable Issued in Connection With Investments	(90,816)	—
Capital Contributions on Purchases of Investments from Affiliates	(25,999)	—
Deferred Tax Liability on Purchase of Investment from Affiliate	(4,134)	—
See accompanying notes to the Condensed Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Condensed Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)
(Dollars in thousands)

Name of Investments	Geography	Fair Value	Fair Value as a Percentage of Net Assets (v)
Portfolio Companies (i)
Business Services
Nielsen (112,548 preferred shares)	North America	$189,228	22.4%
Scientific Games Holdings LP (91,631,532 common shares)	North America	156,986	18.6%
CDK Global II LLC (8,080,598 common shares (Class A))	North America	121,298	14.3%
Cherry Parent, LLC (25,000,000 preferred shares (Class A))	North America	55,632	6.6%
Brand Industrial Holdings Inc. (730,626 common shares)	North America	53,501	6.3%
GEMS TopCo Limited (48,616 common shares)	Rest of World	44,974	5.3%
Other Investments in Portfolio Companies (ii)	North America	58,344	6.9%
Other Investments in Portfolio Companies (ii)	Europe	40,024	4.7%
Total Business Services		$719,987
Industrials
DexKo Global Inc. (882 common shares)	North America	142,367	16.8%
Cupa Finance, SL (1,067,384 common shares, 36,627,151 preferred shares)	Europe	54,222	6.4%
Other Investments in Portfolio Companies (ii)	Europe	4,899	0.6%
Total Industrials		201,488
Total Portfolio Companies (Cost: North America: $724,950, Europe: $100,731, Rest of World: $29,366) (iii)		$921,475
Private Debt (iv)
Spring Education Group Inc. (Outstanding Principal of $73,246)	North America	91,930	10.9%
Total Private Debt (Cost: North America: $82,917)		$91,930
Total Investments		$1,013,405
Cash
Cash		10,340	1.2%
Total Cash		$10,340
Derivative Instruments
Foreign Currency Contracts		3,103	0.4%
Total Derivative Instruments		$3,103
Total Investments, Cash and Derivative Instruments		$1,026,848	121.4%
Liabilities in Excess of Other Assets		(180,867)	(21.4)%
Net Assets		$845,981	100.0%
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
(iv) Private Debt investments include different forms of interests that represent a creditor relationship with an investee, including but not limited to direct lending debt investments. Private Debt investments are held indirectly through investments in intermediate entities.
(v) Fair Value as a Percentage of Net Assets may not add due to rounding.

See accompanying notes to the Condensed Consolidated Financial Statements.

Brookfield Private Equity Fund LP
Condensed Consolidated Schedule of Investments as of December 31, 2025
(Dollars in thousands)

Name of Investments	Geography	Fair Value	Fair Value as a Percentage of Net Assets (v) (vi)
Portfolio Companies (i)
Business Services
Scientific Games Holdings LP (91,631,532 common shares)	North America	$156,932	21.8%
Nielsen (112,548 preferred shares)	North America	143,423	19.9%
CDK Global II LLC (8,080,598 common shares (Class A))	North America	134,448	18.7%
Brand Industrial Holdings Inc. (730,626 common shares)	North America	53,497	7.4%
Lightspeed Holdings US, LLC (2,085,576 common shares) (v)	North America	37,195	5.2%
Other Investments in Portfolio Companies (ii)	Rest of World	33,607	4.7%
Other Investments in Portfolio Companies (ii)	North America	2,043	0.3%
Total Business Services		$561,145
Industrials
DexKo Global Inc. (882 common shares)	North America	142,162	19.8%
Cupa Finance, SL (1,075,152 common shares, 36,627,151 preferred shares)	Europe	56,364	7.8%
Total Industrials		198,526
Total Portfolio Companies (Cost: North America: $664,208, Europe: $58,129, Rest of World: $29,366) (iii)		$759,671
Private Debt
Other Investments in Private Debt (ii)(iv)	North America	19,756	2.7%
Total Private Debt (Cost: North America: $17,817) (iii)		$19,756
Total Investments		$779,427
Cash
Cash		17,534	2.4%
Total Cash		$17,534
Derivative Instruments
Foreign Currency Contracts		1,070	0.1%
Total Derivative Instruments		$1,070
Total Investments, Cash and Derivative Instruments		$798,031	111.0%
Liabilities in Excess of Other Assets		(78,874)	(11.0)%
Net Assets		$719,157	100.0%
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
Brookfield Private Equity TE Feeder Fund LP (the “Feeder”), a Delaware limited partnership, is expected to invest all or substantially all of its assets in one or more entities treated as a corporation for U.S. federal income tax purposes (a “Corporation”) which, in turn, intend to invest all or substantially all of their assets in the Fund. The Feeder was established for certain investors with particular tax characteristics, such as tax‐exempt investors and certain non‐U.S. investors.
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
The Fund determines the fair value of its investments using the best information available under the circumstances, incorporating its own assumptions, including those market participants would likely use. This process involves a significant degree of judgment and considers both internal and external factors, including appropriate risk adjustments for non-performance and liquidity. Additional considerations include macroeconomic and industry conditions, potential transactions, external indications of value, investment performance, outlook, and related cash flow activity. In the absence of observable market prices, the Fund may use multiple valuation techniques and, where no external indication of value exists, may apply equal weighting across approaches. The selection and weighting of valuation methods may vary depending on specific facts and circumstances and shall be subject to change from time to time depending on the applicable asset. The values estimated by the Fund may differ significantly from values that would have been used had a readily available market for the investments existed and the differences could be material to the condensed consolidated financial statements.
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
Investments in debt securities that are not listed on an exchange are valued by the Fund after considering, among other factors, external pricing sources, recent trading activity or market transactions of similar securities adjusted for security specific factors such as structure priority and interest and yield risks.
Publicly traded investments in active markets are reported at the market closing price, less a discount, as appropriate, as determined by the Fund to reflect restrictions on disposition where such restrictions are an attribute of the investment.
Convertible preferred investments may be valued using an option pricing model based on the specific terms of the security, including but not limited to, the publicly traded share price of the common shares or units in active markets as of the reporting date, paid-in-kind dividend rate, relative yield and other adjustments to the common shares or units, as well as restrictions related to timing of conversion, as applicable, or actual trades of the convertible preferred investment.
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
Net Realized and Unrealized Gain (Loss) on Investments
The Fund recognizes Net Realized Gain (Loss) on Investments when transacted by the Fund. Without regard to unrealized gains or losses previously recognized, Net Realized Gain (Loss) on Investments is measured as the difference between the net proceeds from the sale, repayment or disposal of an asset and the adjusted cost basis of the asset.
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
As of September 30, 2026, the Fund had not designated any derivative instruments as fair value, cash flow or net investment hedges for accounting purposes. Further information on derivative instruments can be found within Note 4. “Derivative Instruments”.
Income Recognition
Income is recognized and recorded as earned. To date, the Fund has earned Interest Income on cash held in operating accounts and dividends from portfolio companies.
Organizational, Offering and Other Fund Expenses
Prior to the first anniversary of December 1, 2025 (the "Initial Offering Date”), Organizational Expenses, offering expenses and certain other fund expenses, including Directors' Fees, Professional Fees, and Administration Fees, may be funded by the Manager in its sole discretion. The Fund may reimburse the Manager for these advanced expenses ratably over the sixty (60) months following the first anniversary of the Initial Offering Date and the Manager, in its sole discretion, may voluntarily waive such reimbursement. After the first anniversary of the Initial Offering Date, organizational and certain other fund expenses will be recorded as incurred. To the extent these expenses are funded by the Manager, a payable to the Manager is recognized as Due to Manager on the Condensed Consolidated Statements of Assets and Liabilities.
Expense Support
For the period of eighteen months following the Initial Offering Date, the Manager has agreed to forgo an amount of its monthly Management Fee to offset specified expenses and/or pay, absorb, or advance certain

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
expenses of the Fund, such that the annual expenses borne by the Fund (excluding Management Fees, servicing fees, Performance Participation Allocation (as defined in Note 7. “Related Party Transactions”), taxes, and other excluded items) do not exceed 0.70% of the Fund's net assets annualized as of the end of each calendar month. The Fund has agreed to carry forward the amount of any foregone management fee and expenses paid, absorbed or reimbursed by the Manager, for repayment to the Manager when and if requested by the Manager, but only if and to the extent that such expenses do not exceed 0.70% of the Fund's net assets annualized as of the end of each calendar month. The amount of expenses the Manager has absorbed pursuant to this arrangement is reported as Expense Support on the Condensed Consolidated Statements of Operations and Due from Manager on the Condensed Consolidated Statements of Assets and Liabilities. Refer to Note 7. “Related Party Transactions” for more information.
Management Fees Waived
The Manager has agreed to waive the Management Fees (as defined in Note 7. “Related Party Transactions”) for a period of twelve months from the Initial Offering Date. The waived Management Fees are reported in Management Fees Waived on the Condensed Consolidated Statements of Operations. Refer to Note 7. “Related Party Transactions” for more information.
Servicing Fees
Pursuant to the Dealer-Manager Agreement (the "Dealer-Manager Agreement") dated October 28, 2025 and entered into between the Fund, the Feeder and Brookfield Private Wealth LLC (formerly known as Brookfield Oaktree Wealth Solutions LLC prior to January 1, 2026), a broker-dealer (the “Dealer-Manager” or "BPW"), the Fund will pay the Dealer-Manager servicing fees equal to 0.85% of the NAV per annum for the Class S Units, and 0.25% of the NAV per annum for the Class D Units, in each case, accrued and payable monthly. No servicing fees are payable for the Class I Units or the Brookfield Units. In calculating the Servicing Fees, the Fund will use the NAV of the Units before giving effect to any accruals for Management Fees, redemptions, if any, for that month and distributions payable on such Units. The Dealer-Manager anticipates that all or a portion of the servicing fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
The Fund accrues the cost of the servicing fees for the estimated life of the Units upon issuance of Class S Units and Class D Units directly in the Condensed Consolidated Statements of Changes in Net Assets. The calculation of the estimated servicing fees to be paid in future periods involves significant estimates, including the determination of the total estimated life of the Units and market expectations. The corresponding payable is recognized as Servicing Fees Payable on the Condensed Consolidated Statements of Assets and Liabilities. Refer to Note 7. "Related Party Transactions” for more information. Notwithstanding the foregoing, as of September 1, 2026, the Fund has terminated the offering of Class D Units.
Performance Participation Allocation
The Performance Participation Allocation is measured annually, paid quarterly, and expensed as incurred through monthly accruals. The related Performance Participation Allocation Payable is recognized on the Condensed Consolidated Statements of Assets and Liabilities. For more information, refer to Note 7. "Related Party Transactions."
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

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The allocation of redemption discount among Classes of Units is recognized as Allocation of Redemption Discount in the Condensed Consolidated Statements of Changes in Net Assets. Any redemption discount relating to redemptions that is subsequently allocated to Unitholders after quarter end is recognized on the Condensed Consolidated Statements of Assets and Liabilities as Class B-1 Redemption Discount Payable. Refer to Note 5. "Net Assets" for more information.
Any redemptions of Class B-1 Units that remain unpaid at quarter end to Brookfield Investors are recognized as Class B-1 Redemptions Payable to Affiliates on the Condensed Consolidated Statements of Assets and Liabilities.
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
The Fund also operates, in part, through subsidiaries that are treated as corporations for U.S. and non-U.S. tax purposes and are therefore subject to U.S. federal, state, and/or local income taxes at the subsidiary level, including entities that function as corporate blockers. As a result, tax provisions and deferred tax balances have been recognized based on the tax attributes of each of the entities within the Fund. Refer to Note 9. "Income Taxes” for more information.
Deferred Taxes
Under GAAP, the asset and liability method of accounting for income taxes is applied. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities, as well as for net operating loss and capital loss carryforwards. These are measured using enacted tax rates expected to apply in the periods when the temporary differences are expected to be recovered or settled. A valuation allowance is recognized when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realizability of deferred tax assets is assessed based on all positive and negative evidence, including the amount and character of future taxable income. Refer to Note 9. "Income Taxes” for more information.
Uncertain Tax Positions
The Fund recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority, based solely on its technical merits. If this threshold is met, the recognized benefit is measured as the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement. Tax positions are reassessed each reporting period as new information becomes available. The Fund’s policy is to record interest and penalties, if applicable, as a component of the Income Tax Expense on the Condensed Consolidated Statements of Operations. Refer to Note 9. "Income Taxes” for more information.
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
In September 2026, the FASB issued ASU 2026-03, which amends the fair value measurement guidance under ASC 820 for investment companies within the scope of ASC 946. The ASU requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities and to disclose the amount of any discount attributable to such restrictions. The amendments are effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Fund is currently assessing the impact of this update on its condensed consolidated financial statements.
3. Investments and Fair Value Measurements
During the nine months ended September 30, 2026, the Fund acquired incremental interests in two existing investments and interests in five new portfolio companies, increasing the total number of Investments to fourteen (nine investments as of December 31, 2025). The following table summarizes the valuation of the Fund’s investments by the fair value hierarchy levels as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Level I	Level II	Level III	Total Fair Value
Portfolio Companies	$—	$—	$921,475	$921,475
Private Debt Investments	—	—	91,930	91,930
Derivative Assets	—	3,103	—	3,103
Cash	10,340	—	—	10,340
Total	$10,340	$3,103	$1,013,405	$1,026,848

	December 31, 2025
	Level I	Level II	Level III	Total Fair Value
Portfolio Companies	$—	$—	$759,671	$759,671
Private Debt Investments	—	—	19,756	19,756
Derivative Assets	—	1,070	—	1,070
Cash	17,534	—	—	17,534
Total	$17,534	$1,070	$779,427	$798,031

The following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value for the three months ended September 30, 2026 and 2025:

	Level III Financial Assets at Fair Value
	Three Months Ended September 30,
	2026			2025
	Portfolio Companies	Debt Investments	Total	Portfolio Companies	Debt Investments	Total
Balance, Beginning of Period	$886,104	$88,273	$974,377	$—	$—	$—
Purchase of Investments	9,027	—	9,027	751,703	17,817	769,520
Net Change in Unrealized Gain (Loss) on Investments	26,344	3,657	30,001	(1,066)	1,224	158
Balance, End of Period	$921,475	$91,930	$1,013,405	$750,637	$19,041	$769,678

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
The following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value for the nine months ended September 30, 2026 and from May 21, 2025 (inception) to September 30, 2025:

	Level III Financial Assets at Fair Value
	Nine Months Ended September 30, 2026
	Portfolio Companies	Debt Investments
Balance as of January 1, 2026	$759,671	$19,756
Purchase of Investments	83,058	59,387
Capital Contribution on Purchase of Investment from Affiliate	20,286	5,713
Net Change in Unrealized Gain (Loss) on Investments	58,460	7,074
Balance as of September 30, 2026	$921,475	$91,930

	Level III Financial Assets at Fair Value
	May 21, 2025 (Inception) to September 30, 2025
	Portfolio Companies	Debt Investments
Balance as of May 21, 2025 (Inception)	$—	$—
Purchase of Investments	751,703	17,817
Net Change in Unrealized Gain (Loss) on Investments	(1,066)	1,224
Balance as of September 30, 2025	$750,637	$19,041
The following summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of September 30, 2026:

	Quantitative Information about Level III Fair Value Measurements
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an increase in input
Portfolio Companies	$921,475	Discounted Cash Flows	WACC(i)	10.5% - 18.7%	12.0%	Decrease
.			Terminal Multiple	8.7x - 18.0x	11.8x	Increase
		Hypothetical Liquidation Approach	EBITDA Multiple	7.7x - 7.7x	7.7x	Increase
		Transaction Pricing	N/A	N/A	N/A	N/A
Private Debt Investments	91,930	Cost Plus Accrued Interest	N/A	N/A	N/A	N/A
Total Investments	$1,013,405
(i) Weighted-Average Cost of Capital.

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
The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value of the foreign exchange contracts (in thousands):

	September 30, 2026		December 31, 2025
	Fair Value	Notional	Fair Value	Notional
Derivative Assets
Foreign Currency Forward Contracts (EUR)	$3,444	€63,006	$1,070	€63,006
Foreign Currency Forward Contracts (GBP)	(341)	£36,826	—	£—
	$3,103		$1,070
5. Net Assets
Partners’ Capital
At the direction of the General Partner, the Fund has the authority to issue an unlimited number of Units of each Unit Class (as defined below).
Prior to September 1, 2026, the Fund offered three classes of limited partnership units to third-party investors (“Investor Units”): Class D (“Class D” or the “Class D Units”), Class I (“Class I” or the “Class I Units”) and Class S (“Class S” or the “Class S Units”). In addition, the Fund has authorized the issuance of Class B-1 (“Class B-1” or the “Class B-1 Units”) and Class B-2 (“Class B-2” or the “Class B-2 Units”) and together with

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Class D, Class I, and Class S, each a “Class” or a "Unit Class". "Brookfield Units" include Class B-1 Units, Class B-2 Units and any other class or series of Units designated by the General Partner as Brookfield Units. Starting September 1, 2026, Class D Units are no longer available for purchase, and as of September 30, 2026, there are two classes of Units available to Fund investors that are not Brookfield Investors, Class I and Class S. The key differences among the Unit Classes relate to the ongoing servicing fees and Performance Participation Allocation.
Unit issuances related to monthly subscriptions are effective on the first calendar day of each month. The following table presents transactions in the Fund’s Units for the three months ended September 30, 2026 and 2025:

	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units	Total
Units Outstanding as of June 30, 2026	3,122,677	1,848,503	—	24,743,423	23,162	29,737,765
Units Issued	647,645	400,633	—	—	2,715	1,050,993
Units Redeemed	—	—	—	(137,701)	—	(137,701)
Units Outstanding as of September 30, 2026	3,770,322	2,249,136	—	24,605,722	25,877	30,651,057

Class B-1 Units
Units Outstanding as of June 30, 2025	—
Units Issued	30,780,788
Units Redeemed	—
Units Outstanding as of September 30, 2025	30,780,788
The following table presents transactions in the Fund's Units for the nine months ended September 30, 2026 and from May 21, 2025 (inception) to September 30, 2025:

	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units	Total
Units Outstanding as of December 31, 2025	291,600	398,100	—	28,478,474	11,600	29,179,774
Units Issued	3,478,722	1,851,036	—	—	14,277	5,344,035
Units Redeemed	—	—	—	(3,872,752)	—	(3,872,752)
Units Outstanding as of September 30, 2026	3,770,322	2,249,136	—	24,605,722	25,877	30,651,057

Class B-1 Units
Units Outstanding as of May 21, 2025 (Inception)	—
Units Issued	30,780,788
Units Redeemed	—
Units Outstanding as of September 30, 2025	30,780,788
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

Under the Partnership Agreement, investors are not admitted as limited partners and Units are not deemed issued until the applicable subscription date, which is generally the first day of each month following acceptance of the completed subscription documents. Subscription proceeds received in advance do not result in the issuance of Units and no capital accounts are established until the subscription date. Accordingly, subscription proceeds received in advance are recognized as a payable in the financial statements until the Units are issued.

Redemption of Investor Units and Class B-2 Units
At the sole discretion of the General Partner and in accordance with the Partnership Agreement, the Fund has implemented a redemption program (“Redemption Program”) to allow for redemptions of Investor Units and the Class B-2 Units, on a quarterly basis, up to 5% of the Fund's aggregate net asset value attributable to all Classes of Units outstanding. The General Partner may, in its discretion and in accordance with the Partnership Agreement, cause the Fund to exceed the 5% quarterly redemption limitation in any calendar quarter. The General Partner may amend or suspend the Redemption Program if in its reasonable judgment it deems such actions to be in the Fund’s best interest, including but not limited to tax, regulatory or other structuring reasons.
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
There were no redemption requests for Investor Units and Class B-2 Units during the nine months ended September 30, 2026.
Redemption of Class B-1 Units
As of September 30, 2026, the Fund had 24,605,722 Class B-1 Units outstanding and subject to redemption (December 31, 2025 - 28,478,474 Class B-1 Units). As of the last calendar day of each month, the Fund may redeem Class B-1 Units from the Brookfield Investors in an amount determined by the General Partner in its sole discretion.
During the three months ended September 30, 2026, 137,701 Class B-1 Units were redeemed at an aggregate value of $3.9 million. As the Class B-1 Units were redeemed at a blended discount to NAV in excess of 6%, a total redemption discount of $2.9 million was allocated and attributed to Unitholders. This amount consists of $2.1 million of Class B-1 Unit redemptions on June 30, 2026, allocated on July 1, 2026, and $0.8 million of Class B-1 Unit redemptions on July 31, 2026, allocated on August 1, 2026.
During the nine months ended September 30, 2026, 3,872,752 Class B-1 Units were redeemed at an aggregate value of $102.9 million. As the Class B-1 Units were redeemed at a blended discount to NAV in excess of 6%, a total redemption discount of $11.6 million was allocated and attributed to Unitholders. This amount consists of $2.5 million of Class B-1 Unit redemptions on December 31, 2025, allocated on January 1, 2026, and $9.1 million of Class B-1 Unit redemptions from January to September 2026.
During the three and nine months ended September 30, 2026, the Fund made redemption payments to Brookfield Investors totaling $20.0 million and $148.4 million, respectively. No redemption payments were made

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
during August and September 2026. As of September 30, 2026, remaining Class B-1 Redemptions Payable to Affiliates were nil.
The redemption price per Class B-1 Unit for redemptions from Brookfield Investors for the first 18-month period after the Initial Offering Date of December 1, 2025, is the lesser of (1) the then-current Transactional NAV per Class B-1 Unit and (2) the amount determined by dividing (A) the then-current fair value of the remaining Seed Investments determined in accordance with the Fund’s valuation policy less an agreed-upon blended discount determined as a product of individualized rates associated with each of the Seed Investments, by (B) the total number of outstanding Class B-1 Units, in each case as of the last calendar day of the applicable month. After the first 18-month period, Class B-1 Units will be redeemed at the Transactional NAV. Any benefit resulting from the redemption proceeds being less than the Transactional NAV of the Class B-1 Units at the time of redemption will be retained by the Fund and the holders of all classes of Units, and may be applied for any purpose permitted under the Fund’s governing agreements.
6. Borrowings

Promissory Notes Payable

During the three months ended September 30, 2026, the Fund entered into three promissory notes payable with Brookfield affiliates, for $14.0 million, to finance investment acquisitions. During the nine months ended September 30, 2026, the Fund entered into six promissory notes payable with Brookfield affiliates, for $109.8 million, to finance investment acquisitions. One note, with an aggregate principal amount of $25.2 million, is non-interest-bearing, payable on demand, and may be prepaid in whole or in part at any time without notice, penalty or bonus. The carrying amount outstanding for the note as of September 30, 2026 is $25.2 million, which approximates its fair value. The other five notes bear interest at adjusted term Secured Overnight Financing Rate ("SOFR") plus a spread per annum and are payable on demand. Interest on these notes accrues and is paid-in-kind. As of September 30, 2026, the Fund had $86.4 million outstanding on these notes, including $1.8 million of interest paid-in-kind and accrued interest. As of September 30, 2026, the effective interest rates on these notes were equal to the stated interest rate and the carrying amounts outstanding approximated their fair value.

Credit Facility Payable
On March 3, 2026, the Fund and the Feeder entered into a two-year unsecured, revolving credit agreement (the "Credit Facility") as guarantors with Brookfield Private Equity Group Manager Holdings LP ("BPEG Manager Holdings LP" or the "Lender"), as lender. An aggregate total principal amount of up to $500.0 million is available to be borrowed from the Lender between the Credit Facility and a corresponding credit facility entered into by BPE Lux and its related entities. The Fund must maintain a loan-to-value ratio of not more than 50%. The Credit Facility is uncommitted and structurally subordinated to additional future facilities or debt arrangements entered into by the Fund. Under the Credit Facility, borrowings bear interest at adjusted term Secured Overnight Financing Rate (“SOFR”) plus a spread of 3.65% per annum. Interest on outstanding borrowings accrues and is paid-in-kind.
As of September 30, 2026, the Fund had $39.1 million outstanding under the Credit Facility that was drawn for the acquisition of a new investment in March 2026 and accounted for as Credit Facility Payable. As of September 30, 2026, the effective interest rate on borrowings outstanding was equal to the stated interest rate. The carrying amount outstanding under the Credit Facility as of September 30, 2026 approximates its fair value and this facility is classified as Level III within the fair value hierarchy. The Credit Facility matures on March 3, 2028, unless there is an earlier termination or an acceleration following an event of default. The Credit Facility has no mandatory repayments over its term; however, the Fund may voluntarily repay any loans upon notice to BPEG Manager Holdings LP without a premium or penalty, subject to certain conditions. Under the terms of the Credit Facility, the Fund is subject to customary affirmative and negative covenants.

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
For the three and nine months ended September 30, 2026, the Fund accrued Performance Participation Allocation of $0.8 million and $2.0 million, respectively. As of September 30, 2026, this amount was recognized as Performance Participation Allocation Payable on the Condensed Consolidated Statements of Assets and Liabilities. For the three months ended September 30, 2025, and for the period from May 21, 2025 (inception) to September 30, 2025, the Fund accrued nil Performance Participation Allocation.
Investment Management Agreement, Management Fee
On August 21, 2025, the Fund entered into an investment management agreement (the “Investment Management Agreement”) with the Manager. The Manager provides investment management services to the Fund, including identifying, structuring, and monitoring investments, arranging financing, and coordinating third-party services, during the term of the Fund.
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
For the three and nine months ended September 30, 2026, the Fund accrued Management Fees of $0.5 million and $1.2 million, respectively, which were fully waived by the Manager. For the three months ended September 30, 2025, and for the period from May 21, 2025 (inception) to September 30, 2025, the Fund accrued nil Management Fees.

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
The Fund accrues the cost of servicing fees for the total estimated life of the Units as an offering cost at the time Class S and Class D Units are sold. As such, during the three and nine months ended September 30, 2026, the Fund accrued $0.2 million and $0.8 million, respectively, in servicing fees in relation to Class S Units issued during the period. There were no Class D Units issued during the three and nine months ended September 30, 2026, and, as a result, nil servicing fees were accrued for such units. The Fund was charged a total of $0.1 million and $0.3 million in servicing fees related to Class S Units during the three and nine months ended September 30, 2026, respectively, and Servicing Fees Payable as of September 30, 2026 were $0.7 million ($0.2 million as of December 31, 2025). For the three months ended September 30, 2025, and for the period from May 21, 2025 (inception) to September 30, 2025, the Fund accrued nil Servicing Fees as there were no subscriptions for Class S or Class D Units during such periods.
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
For the three and nine months ended September 30, 2026, the Fund incurred $1.6 million and $4.9 million, respectively, in expenses subject to the Expense Support agreement. For the three and nine months ended September 30, 2026, expenses incurred for the fiscal year to date in excess of 0.70% of the Fund's transactional NAV were $0.1 million and $0.5 million, respectively, which have been absorbed by the Manager and recorded as Expense Support on the Condensed Consolidated Statements of Operations.
As of September 30, 2026, the Fund recorded $2.2 million Due from Manager, representing amounts receivable from the Manager under the expense support arrangement. This comprises $0.5 million in relation to expenses which were absorbed by the Manager for the nine months ended September 30, 2026, and $1.7 million in relation to expenses which had previously been absorbed by the Manager as of December 31, 2025. The amounts are subject to possible future recoupment.
Due to Manager is comprised of cash advances made by the Manager, on behalf of the Fund, for the payment of the Fund’s Organizational Expenses and certain other fund expenses to date. The Manager has agreed, at its discretion, to advance all or a portion of the Organizational Expenses and certain other fund expenses to be borne by the Fund. These amounts may be reimbursed by the Fund over a 60-month period beginning 12 months from the Initial Offering Date, and are non‐interest bearing.

For the three and nine months ended September 30, 2026, the Fund accrued Organizational Expenses of $0.1 million and $0.3 million, respectively, Professional Fees of $1.3 million and $4.0 million, respectively, and Directors' Fees and other expenses of $0.2 million and $0.5 million, respectively, in Due to Manager, representing the amounts paid by the Manager on behalf of the Fund. For the three months ended September 30, 2025, and for the period from May 21, 2025 (inception) to September 30, 2025, the Fund recognized nil Expense Support, as the Initial Offering Date had not yet commenced.

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
Administration Fees
The Fund entered into an Administration Agreement with BOWS Administrator LLC effective as of December 1, 2025 to provide certain administrative services in connection with the management of the Fund's operations, under which the Fund pays an administration fee (the “Administration Fees”). A rate of 0.03% on the Fund's net asset value will be charged when the Fund's net asset value is equal to or exceeds $500 million. When the Fund's net asset value is less than $500 million, a flat fee of $0.2 million will be charged, with fees accrued monthly, and paid quarterly. For the three and nine months ended September 30, 2026, the Fund accrued $0.1 million and $0.2 million, respectively, as Administration Fees on the Condensed Consolidated Statements of Operations. For the three months ended September 30, 2025, and for the period from May 21, 2025 (inception) to September 30, 2025, the Fund accrued nil Administration Fees.

Acquisition of Investments and Capital Contribution
During the three months ended September 30, 2026, the Fund acquired two new investments totaling $9.0 million and incremental interests in an existing portfolio company with unfunded capital commitments. For additional information, see Note 8, Commitments and Contingencies.
During the nine months ended September 30, 2026, the Fund acquired five new investments and incremental interests in two existing portfolio companies totaling $168.4 million. Two of the investments acquired during the period were acquired at a discount to fair value from Brookfield affiliates, in which a total of $26.0 million in non-cash capital contributions were recorded as capital unit transactions, allocated to the Fund's Unitholders.
Promissory Notes Payable

During the three and nine months ended September 30, 2026, the Fund entered into three and six promissory notes payable with Brookfield affiliates to finance investment acquisitions. For additional information, see Note 6, "Borrowings."

Credit Facility Payable
On March 3, 2026, the Fund and the Feeder entered into a credit agreement as guarantors with BPEG Manager Holdings LP, as lender. A corresponding credit facility was also established for BPE Lux and its related entities with the same lender. For additional information, see Note 6, "Borrowings."
8. Commitments and Contingencies
The Fund may from time to time make capital commitments to investment funds managed by Brookfield or third-party managers. As of September 30, 2026, the Fund has an unfunded capital commitment of $26.7 million related to additional interests in an existing portfolio company, GEMS, held indirectly through an investment in BPE Investment AIV. As of December 31, 2025, the Fund had no material unfunded commitments related to future investments.
The Fund may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2026 and December 31, 2025, the Fund was not subject to any material litigation nor was the Fund aware of any material litigation threatened against it.
In the normal course of business, the Fund may enter into contracts that contain a variety of indemnification arrangements. The Fund’s exposure under these arrangements, if any, cannot be quantified. However, the Fund has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of September 30, 2026 and December 31, 2025.

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
As of September 30, 2026, the Fund has recognized Deferred Tax Liabilities, Net of $22.3 million ($16.6 million as of December 31, 2025), consisting of $25.3 million ($17.7 million as of December 31, 2025) of deferred tax liabilities related to temporary differences between the financial statement carrying amounts and the tax bases of assets, net of deferred tax assets of $3.0 million ($1.1 million as of December 31, 2025) relating to federal and state net operating losses. The Fund recognized deferred tax liabilities of $4.1 million in connection with the acquisition of an investment from an affiliate in March 2026, which was recorded as a capital unit transaction in the Condensed Consolidated Statements of Changes in Net Assets. For the three and nine months ended September 30, 2026, the Fund recognized the remaining increase in Deferred Tax Liabilities, Net, of $0.9 million and $1.6 million, respectively, within Income Tax Expense on the Condensed Consolidated Statements of Operations as a result of changes in the underlying fair values of the related investments.

The Fund initially recognized $15.4 million of Deferred Tax Liabilities, Net as a capital unit transaction resulting from the initial contribution of Investments on July 3, 2025. The Fund recognized an additional $1.1 million change in Deferred Tax Liabilities, Net from July 3, 2025 to September 30, 2025 within Income Tax Expense on the Condensed Consolidated Statements of Operations as a result of changes in the fair value of the related investments.
For the three and nine months ended September 30, 2026, the Fund incurred current taxes of $0.4 million and $0.7 million, respectively, in relation to an investment acquired during the period. Other than the above noted investments, the Fund's effective federal statutory rate was 0.0%.
As of September 30, 2026 and December 31, 2025, the Fund has not identified any uncertain tax positions that require recognition or disclosure. The Fund files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Fund is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Fund does not believe the outcome of any future audits will have a material adverse effect on the Fund’s condensed consolidated financial statements.

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
10. Financial Highlights
The following are the financial highlights of the Fund attributed to each Class of Units for the nine months ended September 30, 2026 and from May 21, 2025 (inception) to September 30, 2025:

	Nine Months Ended September 30, 2026 (e)
	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units
Per Unit Data
Net Asset Value per Unit, Beginning of Period (January 1, 2026)	$25.19	$24.76	$—	$24.64	$25.22
Net Investment Income (Loss)	(0.69)	(0.69)	—	(0.25)	(0.24)
Net Change in Unrealized Gain (Loss) on Investments and Derivative Instruments (a)	2.31	2.86	—	2.08	2.26
Net Increase in Net Assets Resulting from Investment Operations	1.62	2.17	—	1.83	2.02
Allocation of Capital Contributions on Purchases of Investments from Affiliates	0.84	0.84	—	0.85	0.85
Allocation of Deferred Tax Liability on Purchase of Investment from Affiliate	(0.13)	(0.13)	—	(0.13)	(0.13)
Allocation of Discount on Redemption	0.38	0.38	—	0.38	0.38
Net Increase in Net Assets Resulting from Capital Activity	1.08	1.09	—	1.10	1.09
Servicing Fees	—	(0.63)	—	—	—
Net Increase (Decrease) in Net Assets	2.70	2.62	—	2.93	3.11
Net Asset Value per Unit, End of Period (September 30, 2026)	$27.89	$27.38	$—	$27.57	$28.33

Units Outstanding at End of Period	3,770,322	2,249,136	—	24,605,722	25,877
Total Return Based on Net Asset Value (b)(c)	10.73%	10.59%	—%	11.91%	12.32%

Ratios to Weighted-Average Net Assets (b)
Total Expenses (d)	2.05%	2.10%	—%	1.02%	1.07%
Management Fees Waived	(0.96)%	(0.99)%	—%	—%	—%
Expense Support	(0.07)%	(0.07)%	—%	(0.06)%	(0.06)%
Performance Participation Allocation	1.67%	1.69%	—%	—%	—%
Total Expenses after Management Fees Waived and Expense Support	2.67%	2.73%	—%	0.95%	1.01%
Net Investment Income (Loss)	(2.69)%	(2.75)%	—%	(0.93)%	(1.02)%
(a) The amount shown for a Unit outstanding throughout the period may not agree to the net change in Unrealized Gains (Losses) on Investments and Derivative Instruments for the period because of the timing of issuance of Units in relation to fluctuating market values for the portfolio.
(b) Percentages are not annualized.
(c) Total return is calculated for each Unit class as the change in the net asset value per each Unit class during the period, plus any distributions per Unit declared in the period, and assumes any distributions are reinvested in accordance with the Fund’s distribution reinvestment plan. Total return does not include upfront transaction fees, if any. Total return calculated on the Transactional NAV (see Performance Summary Section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for the same period was 12.1% for Class I, 11.4% for Class S, and 13.9% for each of Class B-1 and B-2.
(d) Total expenses ratio does not include the impact of tax expenses.
(e) Amounts may not add due to rounding.

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

May 21, 2025 (Inception) to September 30, 2025 (d)
Class B-1 Units
Per Unit Data
Net Asset Value per Unit, Beginning of Period (May 21, 2025)	$—
Proceeds from Contribution of Investments	25.00
Deferred Tax Liability on Contributed Investments	(0.50)
Proceeds from Units Issued	24.50
Net Investment Income (Loss)	(0.16)
Net Change in Unrealized Gain (Loss) on Investments and Derivative Instruments	0.03
Net Increase (Decrease) in Net Assets	(0.13)
Net Asset Value per Unit, End of Period (September 30, 2025)	$24.36

Units Outstanding at End of Period	30,780,788
Total Return Based on Net Asset Value (a)(b)	(0.55)%

Ratios to Weighted-Average Net Assets (a)
Total Expenses (c)	0.53%
Net Investment Income (Loss)	(0.67)%
(a) Percentages are not annualized.
(b) Total return is calculated for each Unit class as the change in the net asset value per each Unit class during the period, plus any distributions per Unit declared in the period, and assumes any distributions are reinvested in accordance with the Fund’s distribution reinvestment plan. Total return calculated on the Transactional NAV (see Performance Summary Section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for the same period was 0.1%.
(c) Total expenses ratio does not include the impact of tax expenses.
(d) Amounts may not add due to rounding.

Brookfield Private Equity Fund LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)
11. Subsequent Events

Subsequent to the quarter-end, on October 9, 2026, the Fund entered into a senior secured revolving credit agreement (the "Senior Credit Facility") with GLAS USA LLC, as administrative agent and as collateral agent, and Canadian Imperial Bank of Commerce, as lead arranger and as a lender (together with certain other lenders from time to time party thereto, collectively, the "Lenders"), for an aggregate principal amount of up to $200.0 million, with the ability to increase the commitments to $500.0 million, subject to certain conditions. Borrowings under the Senior Credit Facility bear interest at Term SOFR plus a spread of 3.15% per annum or the Alternate Base Rate plus a spread of 2.15% per annum, with higher spreads applicable to paid-in-kind interest. The Senior Credit Facility is secured by substantially all assets of the Fund and has an initial maturity date of October 8, 2027 subject to extensions in accordance with the terms of the agreement. In October 2026, the Fund drew $42.4 million on the line and repaid $15.0 million.

As part of the Senior Credit Facility arrangement, the existing related-party credit facility dated March 3, 2026 was subordinated to the Senior Credit Facility, giving the senior lenders priority over the existing related-party lenders and the aggregate total principal amount has been reduced to $300.0 million from $500.0 million as prescribed in the terms of the agreement. A portion of proceeds from the draw on the Senior Credit Facility in October was used to fully repay the related-party credit facility balance of $39.1 million outstanding at quarter end.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition and involve numerous risks and uncertainties, including, but not limited to, those set forth in “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements of Brookfield Private Equity Fund LP included within this Quarterly Report on Form 10-Q.
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
Recent Developments
As of September 30, 2026, BPE’s portfolio consists of fourteen closed Investments with an aggregate fair value of $1,013 million of which one has an unfunded capital commitment of $26.7 million, and one signed commitment of $5.0 million that closed in October 2026.

As investors increasingly turn to the physical economy for durable growth, we see significant potential in businesses providing essential products and services to critical industries. Structural trends, including rising energy demand, infrastructure investment and supply-chain re-shoring, are creating new avenues for growth, even as geopolitical uncertainty, shifting trade policies and accelerating AI adoption reshape the investment landscape. Against this backdrop, Brookfield's access to the real asset ecosystem, differentiated sourcing capabilities and deep operating expertise position BPE to identify resilient businesses with strong cash flows and significant potential for value creation. We believe our ability to navigate complexity, acquire assets at attractive valuations and drive operational improvements will remain key to delivering long-term performance.

Performance Summary
Since the initial offering date on December 1, 2025, and for the nine months ended September 30, 2026, the Fund has delivered positive performance across all classes as follows:

	September 30, 2026 (i)
Class	Year To Date Total Return	Inception to Date Total Return (ii)
Class I Units	12.1%	13.0%
Class S Units	11.4%	12.2%
Class D Units	—%	—%
Class B-1 Units	13.9%	15.7%
Class B-2 Units	13.9%	15.0%
i) Returns shown are not annualized and reflect the percent change in the Transactional NAV per unit from the beginning of the applicable period of the applicable Class, plus the amount of any distribution per unit declared in the period, for which there were none as of September 30, 2026. Returns shown are reflective of each unit class and not of an individual investor. The Fund believes total return is a useful measure of overall investment performance of our Units.
ii) Inception to Date Total Return for Class B-1 Units is from the date of transfer of the Seed Investments in July 2025, with Class B-1 Units issued for the transfer on September 29, 2025. Class B-1 Units are held by Brookfield Investors (as defined below).
Investment Portfolio
As of September 30, 2026, the Fund’s portfolio is comprised of fourteen investments with an aggregate fair value of $1,013 million:
•two investments newly acquired during the three-month period ended September 30, 2026
•one investment newly acquired during the three-month period ended June 30, 2026
•two investments newly acquired during the three-month period ended March 31, 2026, and
•nine investments (the "Seed Investments") transferred to the Fund on July 3 and 4, 2025.

One new investment was signed as of September 30, 2026 and closed in October 2026. Investments representing more than 5% of the Fund's net asset value are comprised of:

Investment	Description
Brand Industrial Holdings Inc.	Provider of scaffolding and work access services
CDK Global II LLC	Technology and software services provider to automotive dealerships
Cherry Parent, LLC	Provider of commercial coating, painting and industrial flooring services
Cupa Finance, SL	Vertically integrated provider of slate roofing tiles
DexKo Global Inc.	Manufacturer of engineered components for trailers and towable equipment
GEMS TopCo Limited	Leading operator of private schools offering K-12 education
Nielsen	Audience measurement and analytics
Scientific Games Holdings LP	Services and technology provider to global lottery operators
Spring Education Group Inc.	Operator of private schools offering early childhood and K-12 education

The charts below present the diversification of the Fund’s composition of investments by geography, sector and investment type based on the fair value of the investments as of September 30, 2026. Business services includes technology services and infrastructure services.
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
For the three and nine months ended September 30, 2026, the Fund recognized a Net Change in Unrealized Gain on Investments and Derivative Instruments of $30.6 million and $67.6 million, respectively, compared to $0.9 million from May 21, 2025 (inception) to September 30, 2025 and for the three months ended September 30, 2025. This was primarily driven by unrealized gains on investments for the three and nine months ended September 30, 2026 of $30.0 million and $65.5 million, respectively, with unrealized gains on derivative contracts for the three and nine months ended September 30, 2026 of $0.6 million and $2.0 million, respectively.
For the three and nine months ended September 30, 2026, the Fund did not dispose of any investments and, consequently, did not recognize any realized gains or losses. From May 21, 2025 (inception) to September 30, 2025 and for the three months ended September 30, 2025, the Fund did not dispose of any investments and, consequently, did not recognize any realized gains or losses.
For the three and nine months ended September 30, 2026, the Fund earned distribution income of $0.7 million and $1.5 million, respectively, representing dividends received from portfolio companies. For the three and nine months ended September 30, 2026, the Fund earned interest income of $0.1 million and $1.0 million, respectively, from subscriptions received in the period that were held in cash operating accounts. From May 21,

2025 (inception) to September 30, 2025 and for the three months ended September 30, 2025, the Fund did not earn any distribution income or interest income, as none of the Fund’s portfolio companies declared or paid distributions during the period, and there was no cash held in operating accounts as the first subscriptions were received on December 1, 2025.
Expenses
For the three and nine months ended September 30, 2026, the Fund incurred total expenses of $4.7 million and $11.3 million, respectively. Expenses for the three and nine months ended September 30, 2026 were comprised of Interest Expense of $1.8 million and $3.2 million, respectively, Professional Fees of $1.3 million and $4.0 million, respectively, Performance Participation Allocation (as defined in Note 7, "Related Party Transactions" in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q) of $0.8 million and $2.0 million, respectively, Directors' Fees of $0.1 million and $0.4 million, respectively, Organizational Expenses of $0.1 million and $0.3 million, respectively, and Administration Fees of $0.1 million and $0.2 million, respectively, paid to a Brookfield affiliate, BOWS Administrator LLC. Professional Fees for the three and nine months ended September 30, 2026 were primarily comprised of audit, tax compliance, legal costs, regulatory filing fees, expenses incurred, charged or specifically attributed or allocated by the General Partner or the Investment Manager in performing administrative and/or accounting services for BPE, and fund administration fees. From May 21, 2025 (inception) to September 30, 2025, and for the three months ended September 30, 2025, the Fund incurred total expenses of $4.0 million, comprised of Organizational Expenses of $3.8 million and Professional Fees of $0.2 million.
The Manager has agreed to waive the Management Fees (as defined in Note 7. “Related Party Transactions" in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q) for a period of twelve months from the Initial Offering Date. During the three and nine months ended September 30, 2026, the Fund accrued Management Fees totaling $0.5 million and $1.2 million, respectively. These fees were fully waived by the Manager and are presented as Management Fees Waived in the Condensed Consolidated Statements of Operations. No management fees were incurred from May 21, 2025 (inception) to September 30, 2025 and during the three months ended September 30, 2025.
The Manager has agreed, at its discretion, to advance all or a portion of the Organizational Expenses and/or other fund expenses to be borne by the Fund through the first anniversary of the Initial Offering Date (the date on which the Fund first accepts third-party investors). The Fund may reimburse the Manager for all such advanced expenses ratably over the sixty months following the first anniversary of the Initial Offering Date. During the three and nine months ended September 30, 2026, the Manager agreed to absorb $0.1 million and $0.5 million of expenses it had advanced on behalf of the Fund, respectively, such that the total expenses borne by the Fund (excluding servicing fees, Management Fees, Performance Participation Allocation, taxes, interest expense, and other excluded items) did not exceed 0.70% of the Fund's net assets annualized as of the end of each calendar month. As of September 30, 2026, the Fund recorded $2.2 million ($1.7 million as of December 31, 2025) in Due from Manager for expenses absorbed by the Manager, which are subject to possible future recoupment, and $9.4 million ($6.7 million as of December 31, 2025) in Due to Manager for expenses paid by the Manager on behalf of the Fund.
Provision (Benefit) for Taxes
For the three and nine months ended September 30, 2026, the Fund incurred a provision for taxes of $1.2 million and $2.3 million, respectively, primarily attributable to deferred income taxes. From May 21, 2025 (inception) to September 30, 2025 and for the three months ended September 30, 2025, the Fund incurred a provision for taxes of $1.1 million, primarily attributable to deferred income taxes.
As of September 30, 2026, the Fund recognized $22.3 million ($16.6 million as of December 31, 2025) in Deferred Tax Liabilities, Net in connection with certain intermediate entities which the General Partner reasonably expects will not be realized upon divestment of the underlying investment. As such, they are not reflected in the Transactional NAV. The Fund recognized $4.1 million of these Deferred Tax Liabilities, Net as a capital unit transaction resulting from a purchase of an investment from an affiliate in March 2026. The Fund recognized the remaining change in Deferred Tax Liabilities, Net for the three and nine months ended September 30, 2026 of $0.9 million and $1.6 million, respectively, within Income Tax Expense on the Condensed Consolidated Statements of Operations.

Net Increase (Decrease) in Net Assets
For the three months ended September 30, 2026, the Fund reported a net increase in net assets resulting from investment operations of $26.1 million, primarily driven by $30.6 million of net unrealized appreciation on investments and derivative instruments and total income of $0.8 million. These were offset by $1.5 million in fund expenses (net of expense support), $1.8 million of Interest Expense, $0.8 million of Performance Participation Allocation, and $1.2 million of Income Tax Expense during the period.
For the nine months ended September 30, 2026, the Fund reported a net increase in net assets resulting from investment operations of $58.1 million, primarily driven by $67.6 million of net unrealized appreciation on investments and derivative instruments and total income of $2.5 million. These were offset by $4.4 million in fund expenses (net of expense support), $3.2 million of Interest Expense, $2.0 million of Performance Participation Allocation, and $2.3 million of Income Tax Expense during the period.
From May 21, 2025 (inception) to September 30, 2025 and during the three months ended September 30, 2025, the Fund reported a net decrease in net assets resulting from investment operations of $4.1 million, primarily due to initial Organizational Expenses.
For the three months ended September 30, 2026, the increase in net assets from capital unit transactions was primarily attributable to subscriptions from investors of $28.9 million and $2.9 million of redemption discount allocated to the remaining Unitholders. Redemptions of $3.9 million of Class B-1 Units were effected during the three months ended September 30, 2026.
For the nine months ended September 30, 2026, the increase in net assets from capital unit transactions was primarily attributable to subscriptions from investors of $139.0 million, $26.0 million in capital contributions related to the acquisition of one new investment and an incremental interest in an existing investment from a Brookfield affiliate, and $11.6 million of redemption discount allocated to the remaining Unitholders. Redemptions of $102.9 million of Class B-1 Units were effected during the nine months ended September 30, 2026.
From May 21, 2025 (inception) to September 30, 2025 and during the three months ended September 30, 2025, the increase in net assets from capital unit transactions was primarily attributable to initial contributions of Investments on July 3 and 4, 2025 from Brookfield affiliates of $769.5 million, offset by $15.4 million of Deferred Tax Liabilities, Net recognized as a capital unit transaction on these contributions.
Based on the net asset values of the Seed Investments at each month end from January 2026 through September 30, 2026, the blended discount applied in connection with the redemptions was greater than 6% in every case. For additional information, refer to Note 5 "Net Assets - Redemption of Class B-1 Units" in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Financial Condition, Liquidity and Capital Resources
The Fund generates cash primarily from (i) the net proceeds of our continuous Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into and (iv) any future offerings of our equity or debt securities.
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
To provide additional sources of capital, the Fund secured two new financing arrangements in the year:

i) In March 2026, the Fund entered into a two-year revolving credit facility with a subsidiary of BAM, at a rate of an adjusted term SOFR + 3.65%, for an amount of up to $500.0 million, available to be borrowed from the Lender between the Credit Facility and a corresponding credit facility entered into by BPE Lux and its related entities. A draw was made to acquire an investment at the end of March 2026 for $37.5 million; and

ii) Subsequent to quarter-end, on October 9, 2026, the Fund entered into a Senior Credit Facility with commitments of $200.0 million, which may be increased to $500.0 million, subject to certain conditions. Borrowings bear interest at Term SOFR plus 3.15% per annum or the Alternate Base Rate plus 2.15% per annum, with higher spreads applicable to paid-in-kind interest. As part of this arrangement, the related-party credit facility was subordinated to the Senior Credit Facility, and its maximum principal amount was reduced from $500.0 million to $300.0 million as prescribed in the March 2026 agreement.

Furthermore, during the three and nine months ended September 30, 2026, the Fund entered into three and six promissory notes payable with Brookfield affiliates, for $14.0 million and $109.8 million, respectively, to finance investment acquisitions. Of the six promissory notes, five are interest-bearing and one is non-interest-bearing. As of September 30, 2026, the total amount outstanding was $111.6 million. See Note 6. "Borrowings" - Promissory Notes Payable in the condensed consolidated financial statements in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for further details.
The Fund also holds foreign currency forward contracts to hedge against foreign exchange risk associated with non-U.S. dollar denominated investments. As of September 30, 2026, the Fund recognized derivative assets with a fair value of $3.1 million ($1.1 million as of December 31, 2025).
The Fund is expected to have sufficient liquidity available for investing activities, to conduct operations in the near term, and satisfy third-party redemptions if received, due to the cash on hand, credit facilities in place with available capacity and the continuous offering of Units. This determination is based in part on our expectations for the timing of funding future investment purchases, the timing and amount of future proceeds from sales of our Units and the use of existing and future financing arrangements.

Cash Flows
As of September 30, 2026, the Fund had $10.3 million ($17.5 million as of December 31, 2025) in Cash. During the nine months ended September 30, 2026, Net Cash (Used in) Provided by Operating Activities was $(54.4) million, primarily due to the acquisition of investments. Net Cash (Used in) Provided by Financing Activities was $47.2 million, which reflects proceeds from the issuance of Units, net of amounts utilized towards the redemption of B-1 Units to Brookfield Investors. Financing activities also reflect proceeds obtained from the promissory notes and credit facility utilized to fund new investments.
As of September 30, 2025, the Fund had $100 in cash from an initial capital contribution made by the General Partner at inception.
Contractual Obligations and Commitments
For contractual obligations and commitments extending beyond September 30, 2026, refer to Note 8 "Commitments and Contingencies” in the condensed consolidated financial statements in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
Transactional Net Asset Value
The Net Asset Value for each Class of Units for purposes of the subscription and redemption of Units, which is referred to as “Transactional NAV” (but not for financial reporting purposes) is determined, in accordance with the Fund's valuation policy, by dividing the month end total assets of the Fund (i.e., the value of Investments, including Direct Investments, Secondary Investments, Primary Commitments and Public Securities Portfolio, plus cash or other assets, including interest and distributions accrued but not yet received) attributable to such Class, less the value of any liabilities (including accrued expenses, accrued/allocated management fee, Performance Participation Allocation (as defined herein) or servicing fees applicable to certain Classes, or distributions) of such Class, by the total number of outstanding Units of such Class. It is expected that Classes of Units will have a different Transactional NAV per unit as a result of different servicing fees and other fees charged to different Classes.
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
Subject to certain conditions, Class B‑1 Units may be redeemed on the last day of each calendar month at a blended discount during the 18‑month period following the Initial Offering Date, with the benefit of such discount applied ratably to all Unit Classes at the beginning of the following month. Accordingly, for purposes of the Fund's Transactional NAV, there were no redemptions of Class B-1 Units or associated discount on September 30, 2026 to be recognized on October 1, 2026.
The following table provides the details of the major components of the Fund's Transactional NAV as of September 30, 2026:

Components of Transactional NAV	September 30, 2026 (a)
Investments at Fair Value	$1,013,405
Cash and Cash Equivalents	10,340
Derivative Assets at Fair Value	3,103
Other Assets	5,222
Interest Receivable	32
Servicing Fees Payable (b)	(295)
Promissory Notes Payable	(109,843)
Credit Facility Payable	(37,574)
Performance Participation Allocation Payable	(2,010)
Transactional NAV	$882,380
(a) Dollars in thousands.
(b) Servicing fees are recognized as a reduction to Transactional NAV on a monthly basis as such fees are accrued. For GAAP NAV purposes, the Fund’s cost of unitholder servicing fees are accrued, as applicable, for the estimated life of the Units as an offering cost at the time Class S and Class D Units are issued. No Class D Units have been issued to third parties as of September 30, 2026 and as of September 1, 2026, the fund terminated the offering of Class D Units.
The Transactional NAV and Transactional NAV per Unit for each Class of the Fund as of September 30, 2026 were as follows:

	September 30, 2026
	Class I Units	Class S Units	Class D Units	Class B-1 Units	Class B-2 Units	Total
Transactional NAV (a)	$106,544	$63,111	$—	$711,981	$744	$882,380
Number of Outstanding Units	3,770,322	2,249,136	—	24,605,722	25,877	30,651,057
Transactional NAV per Unit	$28.26	$28.06	$—	$28.94	$28.75
(a) Dollars in thousands.

Reconciliation of GAAP NAV to Transactional NAV

The following table reconciles the Fund’s GAAP NAV to the Fund’s Transactional NAV as of September 30, 2026:

September 30, 2026 (a)
GAAP NAV	$845,981
Adjustments:
Organizational Expenses and/or Fund expenses (b)	13,626
Servicing Fees Payable (c)	428
Deferred Tax Liabilities, Net of certain taxable intermediate entities (d)	22,345
Transactional NAV	$882,380
(a) Dollars in thousands.
(b) Represents an adjustment to reflect the recognition of organizational, offering, and certain other fund expenses ratably over the 60-month reimbursement period following the first anniversary of the Initial Offering Date, net of expenses absorbed by the Manager.
(c) Represents an adjustment to reflect servicing fees for Class S Units accrued for the estimated life of the Units, net of servicing fees incurred during the nine months ended September 30, 2026.
(d) Represents an adjustment to exclude tax liabilities of certain intermediate entities that the General Partner reasonably expects will not be realized upon divestment of the underlying investment.

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
The Fund accrues the cost of the servicing fees for the estimated life of its Units as an offering cost at the time it sells Class S Units and Class D Units. The calculation of the estimated amount of servicing fees to be paid in future periods includes significant estimates including the estimated life of the Units held by a Unitholder and judgments including market expectations. Servicing Fees Payable as of September 30, 2026 are $0.7 million ($0.2 million as of December 31, 2025).
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
The Fund holds investments, all of which are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio company while employing a consistently applied valuation process for the types of investments made by the Fund. Based on the fair value of the portfolio companies and private debt investments as of September 30, 2026, the Fund estimates that a 10% decline in the fair value of such investments would result in a decline in the Net Change in Unrealized Gain (Loss) on Investments of $101.3 million.
Exchange Rate Risks
The Fund holds investments that are denominated in non-U.S. currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The Fund manages exposures to investments in foreign currencies by hedging such risks. As of September 30, 2026, the Fund held foreign currency contracts to hedge a change in exchange rates against the U.S. dollar. We estimate that as of September 30, 2026, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in a decline in the Net Change in Unrealized Gains (Losses) on Investments and Derivative Instruments of $0.2 million.
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
As of September 30, 2026, the Fund has not entered into any derivative instruments or other arrangements to hedge an increase in interest rates. A one percentage point increase in interest rates on fund-level borrowings would result in a decline of $0.6 million in Net Assets.

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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
All sales of unregistered securities during the three months ended September 30, 2026 were previously disclosed.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider Trading Arrangements and Policies.
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Brookfield Private Equity Fund LP

Date: November 12, 2026	By:	/s/ David Nowak
David Nowak
Chief Executive Officer and President
(Principal Executive Officer)

Brookfield Private Equity Fund LP

Date: November 12, 2026	By:	/s/ Casey Tushaus
Casey Tushaus
Treasurer
(Principal Financial Officer and Principal Accounting Officer)